Form 10-Q
period 2015-09-30
Nuvola, Inc.
filed 2015-11-16
CIK 1609319

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C.  20549

Form 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 000-55212

NUVOLA, INC.
(Exact name of registrant as specified in its charter)

Nevada	90-1031365
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

8800 N. Gainey Dr., Suite 270
Scottsdale, Arizona	85258
(Address of principal executive offices)	(Zip Code)

(480) 275-7572
(Registrant’s telephone number, including area code)

Copies of Communication to:
Stoecklein Law Group, LLP
401 West A Street, Suite 1150
San Diego, CA 92101
(619) 704-1310 • Fax (619) 704-0556

Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐    No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Ruble 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐     No ☒

The number of shares of Common Stock, $0.001 par value, outstanding on November 12, 2015, was 776,453 shares.

NUVOLA, INC.
QUARTERLY PERIOD ENDED SEPTEMBER 30, 2015

PART I – FINANCIAL INFORMATION

Item 1.                                Financial Statements

NUVOLA, INC.
BALANCE SHEETS
(unaudited)

	September 30,	December 31,
	2015	2014

ASSETS

Current assets:
Cash	$231	$21
Accounts receivable - related party	3,641	3,100
Notes receivable - related party	171,800	203,500
Total current assets	175,672	206,621

Other assets:
Software, net	16,667	24,167
Total other assets	16,667	24,167

Total assets	$192,339	$230,788

LIABILITIES AND STOCKHOLDERS' (DEFICIT)

Current liabilities:
Accounts payable	$58,399	$97,226
Notes payable - related party	76,793	74,293
Accrued interest payable	12,762	9,107
Convertible notes payable	225,000	225,000
Convertible notes payable - related party	244	244
Total current liabilities	373,198	405,870

Total liabilities	373,198	405,870

Stockholders' (deficit):
Preferred stock, $0.001 par value, 10,000,000 shares
authorized, no shares issued and outstanding
as of September 30, 2015 and December 31, 2014	-	-
Common stock, $0.001 par value, 100,000,000 shares
authorized, 776,453 shares issued and outstanding
as of September 30, 2015 and December 31, 2014	776	776
Additional paid-in capital	-	-
Accumulated (deficit)	(181,635)	(175,858)
Total stockholders' (deficit)	(180,859)	(175,082)

Total liabilities and stockholders' (deficit)	$192,339	$230,788

See accompanying notes to consolidated financial statements.

NUVOLA, INC.
STATEMENTS OF OPERATIONS
(unaudited)

	For the three months ended		For the nine months ended
	September 30,		September 30,
	2015	2014	2015	2014

Revenue - related party	$9,300	$9,300	$27,900	$15,500

Cost of sale	(2,500)	(2,500)	(7,500)	(3,333)

Gross profit	6,800	6,800	20,400	12,167

Operating expenses:
General and administrative	79	94	249	3,154
Professional fees	3,523	10,250	12,273	184,355

Total operating expenses	3,602	10,344	12,522	187,509

Other income (expenses):
Interest expense	(4,587)	(4,471)	(13,655)	(4,471)

Total other expenses	(4,587)	(4,471)	(13,655)	(4,471)

Net income (loss)	$(1,389)	$(8,015)	$(5,777)	$(179,813)

Net loss per common share - basic	$0.00	$(0.01)	$(0.01)	$(0.33)

Weighted average number of common shares
outstanding - basic and fully diluted	776,453	626,820	776,453	542,738

See accompanying notes to consolidated financial statements.

NUVOLA, INC.
STATEMENTS OF CASH FLOWS
(unaudited)

	For the	For the
	nine months ended	nine months ended
	September 30,	September 30,
	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)	$(5,777)	$(179,813)
Adjustments to reconcile net loss
to net cash used in operating activities:
Amortization	7,500	3,333
Changes in operating assets and liabilities:
Decrease in accounts receivable - related party	(541)	-
Increase (Decrease) in accounts payable	(38,827)	93,250
(Decrease) in accrued interest payable	3,655	4,471

Net cash used in operating activities	(33,990)	(78,759)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from notes receivable - related party	31,700	10,600
Repayments for notes receivable - related party	-	(207,900)

Net cash provided by(used in) investing activities	31,700	(197,300)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - related party	2,500	71,100
Repayments for notes payable - related party	-	(23,405)
Proceeds from convertible notes payable - related party	-	225,000
Proceeds from convertible notes payable	-	520

Net cash provided by financing activities	2,500	273,215

NET CHANGE IN CASH	210	(2,844)

CASH AT BEGINNING OF YEAR	21	3,000

CASH AT END OF PERIOD	$231	$156

SUPPLEMENTAL INFORMATION:
Interest paid	$10,000	$-
Income taxes paid	$-	$-

Non-cash investing and financing activities:
Shares issued for incorporation costs	$-	$-
Shares issued for settlement of convertible debt	$-	$248

See accompanying notes to consolidated financial statements.

NUVOLA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation
The interim financial statements included herein, presented in accordance with United States generally accepted accounting principles and stated in US dollars, have been prepared by the Company, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures are adequate to make the information presented not misleading.

These statements reflect all adjustments, consisting of normal recurring adjustments, which in the opinion of management, are necessary for a fair presentation of the information contained therein. It is suggested that these interim financial statements be read in conjunction with the financial statements of the Company for the year ended December 31, 2014 and notes thereto included in the Company’s Form 10 registration statement. The Company follows the same accounting policies in the preparation of interim reports.

Use of estimates
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ significantly from those estimates.

Cash and cash equivalents
For the purpose of the statements of cash flows, all highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The carrying value of these investments approximates fair value.

Accounts receivable
Accounts receivable is recorded at the invoiced amount net of any allowance for doubtful accounts, if necessary.  Trade receivables primarily include amounts billed for licensing fees provided by the Company.

Allowance for doubtful accounts
Allowance for doubtful accounts is continually monitored for all receivables. The Company applies judgment in assessing the ultimate realization of the receivables and estimates an allowance for doubtful accounts based on various factors, such as, the aging of accounts receivable balances, historical experience, and the financial condition of our customers.  The Company considers all accounts receivable to be fully collectible, accordingly, no allowance for doubtful accounts is required as of September 30, 2015.

Revenue recognition
The Company currently derives revenue from licensing fees related to agreements associated with its cloud–based technology.  Revenue is recognized in accordance with the authoritative guidance for revenue recognition. Revenue is recognized when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery (or passage of title) has occurred or services have been rendered, (iii) the seller's price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured.

Cost of sale
Cost of sale includes the amortization expense of capitalized software costs related to the software product that is marketed to others.

Software
The Company capitalizes the costs associated with the development of the Company’s cloud-based technology pursuant to ASC Topic 350.  Other costs related to the maintenance of the software are expensed as incurred.  Amortization is provided over the estimated useful life of three years using the straight-line method for financial statement purposes.  Amortization commences when the asset is ready for its intended use.

NUVOLA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 1 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Stock-based compensation
The Company records stock based compensation in accordance with the guidance in ASC Topic 505 and 718 which requires the Company to recognize expenses related to the fair value of its employee stock option awards.  This eliminates accounting for share-based compensation transactions using intrinsic value and requires instead that such transactions be accounted for using a fair-value-based method. The Company recognizes the cost of all share-based awards on a graded vesting basis over the vesting period of the award.

The Company accounts for equity instruments issued in exchange for the receipt of goods or services from other than employees in accordance with FASB ASC 718-10 and the conclusions reached by the FASB ASC 505-50. Costs are measured at the estimated fair market value of the consideration received or the estimated fair value of the equity instruments issued, whichever is more reliably measurable. The value of equity instruments issued for consideration other than employee services is determined on the earliest of a performance commitment or completion of performance by the provider of goods or services as defined by FASB ASC 505-50.

Earnings per share
The Company follows ASC Topic 260 to account for the earnings per share. Basic earning per common share (“EPS”) calculations are determined by dividing net income by the weighted average number of shares of common stock outstanding during the year. Diluted earning per common share calculations are determined by dividing net income by the weighted average number of common shares and dilutive common share equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive they are not considered in the computation.

Fair value of financial instruments
Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values. These financial instruments include cash, prepaid expenses and accounts payable. Fair values were assumed to approximate carrying values for cash and payables because they are short term in nature and their carrying amounts approximate fair values or they are payable on demand.

Level 1: The preferred inputs to valuation efforts are “quoted prices in active markets for identical assets or liabilities,” with the caveat that the reporting entity must have access to that market.  Information at this level is based on direct observations of transactions involving the same assets and liabilities, not assumptions, and thus offers superior reliability. However, relatively few items, especially physical assets, actually trade in active markets.

Level 2: FASB acknowledged that active markets for identical assets and liabilities are relatively uncommon and, even when they do exist, they may be too thin to provide reliable information. To deal with this shortage of direct data, the board provided a second level of inputs that can be applied in three situations.

Level 3: If inputs from levels 1 and 2 are not available, FASB acknowledges that fair value measures of many assets and liabilities are less precise. The board describes Level 3 inputs as “unobservable,” and limits their use by saying they “shall be used to measure fair value to the extent that observable inputs are not available.” This category allows “for situations in which there is little, if any, market activity for the asset or liability at the measurement date”. Earlier in the standard, FASB explains that “observable inputs” are gathered from sources other than the reporting company and that they are expected to reflect assumptions made by market participants.

NUVOLA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business.  Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start up costs and expenses. As a result, the Company incurred accumulated net losses for the nine months ended September 30, 2015 of $181,635. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

NOTE 3 – SOFTWARE

Software consists of the following at:

	September 30, 2015	December 31, 2014

Software	$30,000	$30,000

Less: Accumulated amortization	(13,333)	(5,833)

Software, net	$16,667	$24,167

Amortization expense for the three months ended September 30, 2015 and 2014 was $2,500 and $2,500, respectively.

Amortization expense for the nine months ended September 30, 2015 and 2014 was $7,500 and $3,333, respectively.

NOTE 4 – NOTES RECEIVABLE – RELATED PARTY

	September 30, 2015	December 31, 2014
Note receivable from related entity, unsecured, due upon demand	$171,800	$203,500

Notes receivable – Current	$171,800	$203,500

NOTE 5 – NOTES PAYABLE – RELATED PARTY

	September 30, 2015	December 31, 2014
Note payable to a related entity, unsecured, due upon demand	$76,793	$74,293

Notes payable – Current	$76,793	$74,293

NUVOLA, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

NOTE 6 – CONVERTIBLE NOTES PAYABLE

	September 30, 2015	December 31, 2014
Convertible note payable, secured, due June 1, 2015, 8% interest, convertible at $0.50 per share	$100,000	$100,000

Convertible note payable, secured, due June 1, 2015, 8% interest, convertible at $0.50 per share	50,000	50,000

Convertible note payable, secured, due June 1, 2015, 8% interest, convertible at $0.50 per share	25,000	25,000

Convertible note payable, secured, due June 1, 2015, 8% interest, convertible at $0.50 per share	25,000	25,000

Convertible note payable, secured, due June 1, 2015, 8% interest, convertible at $0.50 per share	25,000	25,000

Notes payable – Current	$225,000	$225,000

NOTE 7 – CONVERTIBLE NOTES PAYABLE – RELATED PARTY

	September 30, 2015	December 31, 2014
Convertible note payable, unsecured, due April 14, 2015, 0% interest, convertible at $0.001 per share	$244	$244

Notes payable – Current	$244	$244

NOTE 8 – STOCKHOLDERS’ EQUITY

The Company is authorized to issue 10,000,000 shares of it $0.001 par value preferred stock and 100,000,000 shares of its $0.001 par value common stock.

Common stock
As of September 30, 2015, there have been no other issuance of common stock.

NOTE 9 – RELATED PARTY TRANSACTIONS

During the three months ended September 30, 2015, the Company generated $9,300 in revenue from a related party.  The related party is a sister corporation.

During the three months ended September 30, 2015, the Company received $5,659 from a sister corporation as payment towards account balance.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

This Quarterly Report on Form 10-Q contains forward-looking statements. These statements include, among other things, statements regarding:

•	our ability to diversify our operations;
•	inability to raise additional financing for working capital;
•
the fact that our accounting policies and methods are fundamental to how we report our financial condition and results of operations, and they may require our management to make estimates about matters that are inherently uncertain;

•	our ability to attract key personnel;
•	our ability to operate profitably;
•	deterioration in general or regional economic conditions;
•	adverse state or federal legislation or regulation that increases the costs of compliance, or adverse findings by a regulator with respect to existing operations;
•	changes in U.S. GAAP or in the legal, regulatory and legislative environments in the markets in which we operate;
•	the inability of management to effectively implement our strategies and business plan;
•	inability to achieve future sales levels or other operating results;
•	the unavailability of funds for capital expenditures;
•	other risks and uncertainties detailed in this report;

as well as other statements regarding our future operations, financial condition and prospects, and business strategies. These forward-looking statements are subject to certain risks and uncertainties that could cause our actual results to differ materially from those reflected in the forward-looking statements.  Factors that could cause or contribute to such differences include, but are not limited to, those discussed in this Quarterly Report on Form 10-Q, and in particular, the risks discussed under the heading “Risk Factors” in Part II, Item 1A and those discussed in other documents we file with the Securities and Exchange Commission. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Given these risks and uncertainties, readers are cautioned not to place undue reliance on such forward-looking statements.

References in the following discussion and throughout this Quarterly Report to “we”, “our”, “us”, “Nuvola”, “the Company”, and similar terms refer to Nuvola, Inc. unless otherwise expressly stated or the context otherwise requires.

AVAILABLE INFORMATION

We file annual, quarterly and other reports and other information with the SEC. You can read these SEC filings and reports over the Internet at the SEC's website at www.sec.gov or on our website at www.nuvolapro.com. You can also obtain copies of the documents at prescribed rates by writing to the Public Reference Section of the SEC at 100 F Street, NE, Washington, DC 20549 on official business days between the hours of 10:00 am and 3:00 pm. Please call the SEC at (800) SEC-0330 for further information on the operations of the public reference facilities. We will provide a copy of our annual report to security holders, including audited financial statements, at no charge upon receipt to of a written request to us at Nuvola, Inc., 8800 N. Gainey Dr., Suite 270, Scottsdale, Arizona 85258.

Background Overview

Nuvola, Inc. is a development stage company incorporated in the state of Nevada on November 21, 2013. We are attempting to build Nuvola into a premier provider of cloud-based technology, diagnostics, lead generation and fulfillment to installers and service providers of smart home products and appliances. Our cloud-based platform will give service providers access to diagnostic reports, system failure alerts and warranty information on all of their smart home products, all in one place. This seamless integration of product data will enable service providers to proactively contact their customers for service calls or warranty extensions, boosting customer retention and their bottom line. Additionally, service providers can use the diagnostic reports to recommend cost- and energy-saving products to their customers. This service is currently in place with Bollente’s trutankless™ line of electric tankless water heaters.

From November 21, 2013 through September 30, 2015 our business activities included the formation of our corporate entity and development of our business plan. We also initiated the process of the Company audit, as well as secured our website domain and posted our initial webpage.

Results of Operations for the Three and Nine Months Ended September 30, 2015

Revenues

During the three and nine months ended September 30, 2015, we generated $9,300 and $27,900, respectively, in revenues pursuant to our Software and Services License Agreement with Bollente (related party), and incurred a net loss of $1,389 and  $5,777, respectively.

On May 1, 2014, the Company entered into a Software and Services License Agreement with Bollente. Pursuant to the agreement, Nuvola granted to Bollente, a non-exclusive, non-transferable license to use the cloud diagnostic software, database, and source code relating to the 5 SKU’s of trutankless® model water heaters (the “Software”). Bollente may use the Software for its own use. The term of the agreement is for one year beginning on May 1, 2014 and will continue thereafter unless terminated by written agreement by both parties. Bollente will pay Nuvola a monthly fee, due on the 1st of each month as follows:

•	1 to 4,999 Units $3,100 per month
•	5,000 to 9,999 Units $4,500 per month
•	10,000 to 24,999 Units $5,800 per month

Expenses

Operating expenses totaled $3,602 during the three months ended September 30, 2015. The operating expenses consisted of general and administrative of $79 and professional fees of $3,523.

Operating expenses totaled $12,522 during the nine months ended September 30, 2015. The operating expenses consisted of general and administrative of $249 and professional fees of $12,273.

Going Concern

The financial statements included in this filing have been prepared assuming that the Company will continue as a going concern, which contemplates the recoverability of assets and the satisfaction of liabilities in the normal course of business. The Company is in the development stage and, accordingly, has not yet generated revenues from operations. Since its inception, the Company has been engaged substantially in financing activities and developing its business plan and incurring start-up costs and expenses. As a result, the Company incurred accumulated net losses for the nine months ended September 30, 2015 of $5,777. In addition, the Company’s development activities since inception have been financially sustained through debt and equity financing.

The ability of the Company to continue as a going concern is dependent upon its ability to raise additional capital from the sale of common stock and, ultimately, the achievement of significant operating revenues. These financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

Liquidity and Capital Resources

As of September 30, 2015, we had $231 in cash, $3,641 in accounts receivable – related party and $171,800 in notes receivable – related party. The following table provides detailed information about our net cash flow for all financial statement periods presented in this Quarterly Report. To date, we have financed our operations through the issuance of stock and borrowings.

The following table sets forth a summary of our cash flows for the nine months ended September 30, 2015 and 2014:

	Nine months ended September 30,
	2015	2014
Net cash used in operating activities	$(33,990)	$(78,759)
Net cash provided by (used in) investing activities	31,700	(197,300)
Net cash provided by financing activities	2,500	273,215
Net change in cash	210	(2,844)
Cash, beginning	21	3,000
Cash, ending	$231	$156

Operating activities

Net cash used in operating activities was $33,900 for the nine months ended September 30, 2015, as compared to $78,759 used in operating activities for the same period in 2014. The decrease in net cash used in operating activities was primarily due to payments made to vendors on account.

Investing activities

Net cash provided by investing activities was $31,700 for the nine months ended September 30, 2015, as compared to $197,300 used in investing activities for the same period in 2014. The decrease in net cash used in investing activities was primarily due to repayment of notes receivable – related party.

Financing activities

Net cash provided by financing activities for the nine months ended September 30, 2015 was $2,500, as compared to $273,215 for the same period of 2014. The decrease of net cash provided by financing activities was mainly attributable to less equity and debt financing and borrowings.

As of September 30, 2015, we continue to use traditional and/or debt financing to provide the capital we need to run the business.

Since inception, we have financed our cash flow requirements through capital investments and through funds from 8% convertible notes.  As we expand our activities, we may, and most likely will, continue to experience net negative cash flows from operations, pending receipt of service sales. Additionally, we anticipate obtaining additional financing to fund operations through common stock offerings, to the extent available, or to obtain additional financing to the extent necessary to augment our working capital. In the future we need to generate sufficient revenues from product sales in order to eliminate or reduce the need to sell additional stock or obtain additional loans. There can be no assurance we will be successful in raising the necessary funds to execute our business plan.

We anticipate that we will incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development. Such risks for us include, but are not limited to, an evolving and developing business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually develop and expand our line of services, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Nuvola was formed to serve as the next-generation home automation and intelligence division of the Bollente portfolio companies to provide technical integration, innovation and ongoing revenue streams after the sale of the individual product.  As a B2B technology solutions service, Nuvola will provide a cloud-based technology, diagnostics, lead generation and fulfillment to installers and service providers of smart home products and appliances.

There is still no assurance that, we will be able to maintain operations at a level sufficient for an investor to obtain a return on their investment in our common stock. Further, we may continue to be unprofitable.

Even though we intend to begin generating revenues, we can make no assurances and therefore we may incur operating losses in the next twelve months. Our lack of operating history makes predictions of future operating results difficult to ascertain.  Our prospects must be considered in light of the risks, expenses and difficulties frequently encountered by companies in their early stage of development, particularly companies in new and rapidly evolving markets. Such risks for us include, but are not limited to, an evolving business model and the management of growth. To address these risks, we must, among other things, obtain a customer base, implement and successfully execute our business and marketing strategy, continually research for new information, respond to competitive developments, and attract, retain and motivate qualified personnel. There can be no assurance that we will be successful in addressing such risks, and the failure to do so can have a material adverse effect on our business prospects, financial condition and results of operations.

Current and Future Sources of Liquidity

Our principal sources of liquidity are capital investments, cash flows generated from operations and our existing cash and cash equivalents. At September 30, 2015, we had cash of $231, account receivable – related party of $3,641 and notes receivable – related party of $171,800.

Cash and cash equivalents currently on hand are not sufficient to continue operations for the next twelve months. We expect that continued focus on acquiring new customers will enable us to increase profitable revenues from operating activities. Our only source of monthly revenue is pursuant to our Software and Services License Agreement with Bollente. If we do not generate sufficient cash from operations, we have the ability to reduce certain expenses depending on the level of business operation. We will need to raise additional funds to expand our operations for a twelve month period.

We plan to raise additional funds through private placements, registered offerings, debt financing or other sources to maintain and expand our operations. Adequate funds for this purpose on terms favorable to us may not be available, and if available, on terms significantly more adverse to us than are manageable. Without new funding, we may be only partially successful or completely unsuccessful in implementing our business plan.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Critical Accounting Policies and Estimates

The preparation of our financial statements in conformity with accounting principles generally accepted in the United States requires us to make estimates and judgments that affect our reported assets, liabilities, revenues, and expenses, and the disclosure of contingent assets and liabilities. We base our estimates and judgments on historical experience and on various other assumptions we believe to be reasonable under the circumstances. Future events, however, may differ markedly from our current expectations and assumptions.

FACILITIES

Item 3. Quantitative and Qualitative Disclosure About Market Risk

This item in not applicable as we are currently considered a smaller reporting company.

Item 4. Controls and Procedures

Evaluation of disclosure controls and procedures

As required by Rule 13a-15 under the Exchange Act, as of the end of the Company’s last fiscal quarter, the Company carried out an evaluation of the effectiveness of the design and operation of the Company’s disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of the Company’s current management, including the Company’s Chief Executive Officer and Principal Financial Officer (Principal Financial and Accounting Officer), who concluded that the Company’s disclosure controls and procedures are effective.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in the Company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in Company reports filed under the Exchange Act is accumulated and communicated to management, including the Company’s Chief Executive Officer and Principal Financial Officer (Principal Financial and Accounting Officer), as appropriate, to allow timely decisions regarding required disclosure.

Changes in internal control over financial reporting

Management reviews the Company’s system of internal control over financial reporting and makes changes to the Company’s processes and systems to improve controls and increase efficiency, while ensuring that the Company maintains an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities and migrating processes.

During the Company’s last fiscal quarter, there was no change in the Company’s internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are not presently a party to any material litigation, nor to the knowledge of management is any litigation threatened against us, which may materially affect us.

Item 1A. Risk Factors

The risk factors listed in our S-1 Registration, filed with the Securities Exchange Commission on August 21, 2015, are hereby incorporated by reference.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the three months ended September 30, 2015, we did not have any unregistered sales of equity securities.

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities from the time of our inception on November 21, 2013 through the period ended September 30, 2015.

Item 3.                       Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

Exhibit No.	Description

31.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to Exchange Act Rules 13a-14(a) and 15d-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS*	XBRL Instance Document

101.SCH*	XBRL Taxonomy Extension Schema

101.CAL*	XBRL Taxonomy Extension Calculation Linkbase

101.DEF*	XBRL Taxonomy Extension Definition Linkbase

101.LAB*	XBRL Taxonomy Extension Label Linkbase

101.PRE*	XBRL Taxonomy Extension Presentation Linkbase
*           XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

NUVOLA, INC.
(Registrant)

By:           /S/ Jeffrey I. Rassás
Jeffrey I. Rassás, President,
Principal Financial Officer and
Principal Executive Officer

Date: November 16, 2015