Form 10-K
period 2015-12-31
Modern Round Entertainment Corp
filed 2016-03-30
CIK 1609319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 000-55212

Modern Round Entertainment Corporation

(Exact Name of Registrant as Specified in Its Charter)

Nevada	90-1031365
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

7333 East Doubletree Ranch Road, Suite D-250

Scottsdale, Arizona 85258

(Address of Principal Executive Offices and Zip Code)

(480) 219-8439

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, par value $0.001 per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

No aggregate market value of common stock held by non-affiliates of the registrant has been computed based on the fact that no active trading market has been established as of June 30, 2015.

As of March 15, 2016, there were outstanding 35,960,333 shares of the registrant’s common stock, par value $0.001 per share.

DOCUMENTS INCORPORATED BY REFERENCE

None

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Annual Report on Form 10-K that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section entitled “Risk Factors” included in this Annual Report on Form 10-K. Furthermore, such forward-looking statements speak only as of the date of this Annual Report on Form 10-K. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements. We qualify all of our forward-looking statements by these cautionary statements. In addition, the industry in which we operate is subject to a high degree of uncertainty and risk due to a variety of factors including those described in the section entitled “Risk Factors.” These and other factors could cause our results to differ materially from those expressed in this Annual Report on Form 10-K.

Unless otherwise indicated, information contained in this Annual Report on Form 10-K concerning our industry and the markets in which we operate, including our general expectations and market position, market opportunity, and market size, is based on information from various sources, on assumptions that we have made that are based on those data and other similar sources, and on our knowledge of the markets for our services. These data involve a number of assumptions and limitations, and you are cautioned not to give undue weight to such estimates. In addition, projections, assumptions, and estimates of our future performance and the future performance of the industry in which we operate are necessarily subject to a high degree of uncertainty and risk due to a variety of factors, including those described in the section entitled “Risk Factors” and elsewhere in this Annual Report on Form 10-K. These and other factors could cause results to differ materially from those expressed in the estimates made by third parties and by us.

Unless the context otherwise requires, references in this Annual Report on Form 10-K to the “company,” “we,” “us,” and “our” refer to Modern Round Entertainment Corporation and, when appropriate, its subsidiaries.

“Modern Round Entertainment Corporation,” our logo, and other trade names, trademarks, and service marks of our company appearing in this Annual Report on Form 10-K are the property of our company. Other trade names, trademarks, and service marks appearing in this Annual Report on Form 10-K are the property of their respective holders.

ii

PART I

ITEM 1.	BUSINESS

Introduction

We created and are rolling out nationally an entertainment concept centered around a one-of-a-kind, safe, virtual interactive shooting experience utilizing laser technology-based replica firearms with the look, feel, and weight of real firearms and extensive food and beverage offerings, featuring popular menu items and a variety of liquors, beers, and wines in an upscale environment. Our entertainment concept is intended to appeal to a very broad customer base of male and female entertainment seekers of all ages, which may include friends, couples, and sponsors of corporate and other events regardless of their experience with shooting. Our entertainment concept is based on the “savor, sip, and shoot” experience of our guests and is sometimes referred to as an “eatertainment” concept.

Guests will be able to savor a broad menu of food items throughout our facilities, including in our virtual shooting lounges. Our menus will feature items designed to appeal to a very broad spectrum of guests and will include a wide variety of appetizers, soups, salads, flatbreads, sandwiches, pastas, steaks, seafood, burgers, and desserts. Our menu items will be intended to compare favorably with upscale casual restaurants.

We will also offer our guests the opportunity to experience a wide variety of domestic and imported, popular priced and premium liquors, beers, wines, and signature cocktails. Beverages will be available in our main lounge bar, our full service restaurant, and our shooting lounges in each entertainment facility, allowing for multiple points of sale.

Virtual shooting will be the centerpiece of our entertainment experience. Our facilities generally will contain between 20 and 28 virtual shooting lounges. Each virtual shooting lounge will offer a relaxed environment for groups of two to six people in a semi-private space measuring approximately 12 feet by 16 feet. Each virtual shooting lounge will be anchored by a projection screen and will be furnished with plush lounge seating and a table for sharing food and drinks. Whether an expert marksman or first-time shooter, our upscale entertainment facilities will offer guests the opportunity to test their skills in a wide variety of carefully designed scenarios in a completely safe environment. Our guests can take aim in one of our interactive games, skills drills, or advanced training simulations using our state-of-the-art laser technology-based replica firearms. These replica firearms cannot be converted into a traditional firearm. The replica firearms contain a laser that is engaged with each trigger pull. The laser beam strike on the screen is captured by a hit detection camera that transmits the data to our scenario software. Multiplayer modes allow guests simultaneously to compete against each other or work together as a team in a number of our interactive games and skills drills. Our facilities will also be configured to accommodate corporate events, bachelor and bachelorette parties, birthday parties, and other events. In addition, we will use our entertainment platform as an opportunity to promote firearm safety and to offer training for our guests.

Our Strategy

Our goal is to become a leading out-of-home entertainment provider for millions of entertainment seekers with no firearm experience and firearm enthusiasts by leveraging the intersection of the traditional shooting range and today’s most popular eatertainment concepts. Key elements of our strategy to achieve our goal include the following:

•	Creating an inviting, neighborhood atmosphere for entertainment seekers, novice shooters, and expert marksmen alike. Whether experiencing our virtual shooting lounge, catching a game in our bar and lounge, or enjoying a night out in our dining room, we will endeavor to create an atmosphere to enable our guests to enjoy our eatertainment concept, inviting food and beverage selections, and attentive staff in an upscale and comfortable atmosphere.

•	Offering guests a unique eatertainment concept that will appeal to a broad demographic, including guests who enjoy shooting as well as those who enjoy interactive games and those who seek a different entertainment concept. We believe that shooters and non-shooters alike will enjoy our food and beverage selections. Non-shooters will enjoy our interactive virtual shooting scenarios and the ability to compete or play as teams. Experienced shooters will be able to enhance their skills, and novice shooters will learn how to handle a firearm from our trained staff. Our completely safe concept is designed to appeal to all shooters by avoiding the intimidation and expense often associated with a live-fire atmosphere.

•

Offering the latest laser-based simulation technology and continually refreshing our selection of interactive games, skills drills, and advanced training simulations. Our virtual shooting lounges will utilize the most advanced laser-based simulation technology in the marketplace and, when combined with the lifelike feel and weight of our replica firearms, our guests will be immersed in a virtual shooting experience. Our library of interactive games, skills drills, and advanced training simulations will be reviewed and supplemented as we develop new scenario content, which we believe will contribute to repeated visits and revenue growth.

•	Continuing to expand our concept in markets across the United States. We plan to aggressively expand our concept to multiple markets across the United States. We have begun construction on our first location in Peoria, Arizona. We are currently negotiating a lease for our second location in Las Vegas, Nevada and are evaluating potential sites for expansion in San Antonio, Dallas, and Houston, Texas; Scottsdale, Arizona; and other markets.

•	Providing unparalleled quality and service to drive revenue growth and strengthen our brand. Our dining room and lounge menus will feature food and beverage items using high-quality ingredients, and our staff will be trained to ensure that every guest experiences the highest level of service. In addition, our mobile application and interactive website will allow guests to reserve shooting lounges, update their virtual shooting profile, review their scores, and interact with our content from their mobile device. We believe that word-of-mouth marketing will be integral to our early success, as we intend to offer a unique, refined, and memorable experience that our guests will share with others. We will staff each location with a sales team dedicated to introducing guests and corporate patrons to our entertainment experience.

Food Menu

Our food offerings will be an important factor in the experience of our guests. Our broad menu will feature a variety of modern twists on classic meals designed to appeal to both those looking for a casual dining experience while spending time in one of our virtual shooting lounges and those looking for a more formal menu. In addition, we will strive to provide a holistic experience for our guests so that they can comfortably enjoy their experience at one of our locations before, during, and after their time in one of our virtual shooting lounges. We plan to offer menu items, such as the following, in our virtual shooting lounges as well as in our main lounge bars and full service restaurants.

Shareables

• Ultimate Cheese and Charcuterie Board	• Three Lettuce Cobb

• Stuffed Wild Mushroom Caps	• Quinoa, Arugula, and Goat Cheese

• Buffalo Chicken Spring Rolls	Flatbreads

• House Cut Potato Strips	• Four Cheese

• Prosciutto Straws	• BBQ Chicken

• Bruschetta	• Wild Mushroom

• Braised Short Rib Poutine	• Margherita

• Mac N’ Cheese Puff	• Prosciutto and Fig

• Tempura Battered Brussel Sprouts	• Three Little Pigs

• Duck and Sweet Onion Croquettes	• Short Rib

• Portobello Fries	Trios/Small Bites

• Kobe Hot Dog Wellington	• Filet Mignon

Skewers	• Braised Short Rib

• Caprese	• Duck Tacos

• Greek	• Cheeseburger

• Chicken and Waffles	• Chicken Sandwich

• Pork Belly	• Cajun Crusted Mahi

Greens	Sandwiches

• Caesar	• Turkey and Brie

• Bacon Cheeseburger

• Grilled Chicken	• Bread Pudding

• Salmon	• Homemade Brownie Sandwich

• Sweet and Spicy Shrimp	• S’mores in Mason Jar

• Lemongrass Salmon	• Red Velvet Cupcake

• Chimichurri Rubbed Beef Tenderloin	• Lemon Meringue

Desserts

• Bacon Wrapped Oreos

In addition, our restaurants generally will offer a variety of pastas, steaks, fresh seafood, and roasted chicken breasts.

Menu prices will range from $7 to $13 for appetizers; $5 to $12 for soups and salads; $7 to $13 for skewers; $8 to $13 for flatbreads; $8 to $13 for sandwiches and burgers; $10 to $18 for beef, chicken, and seafood entrees; and $7 to $10 for desserts.

We plan to conduct regular reviews of our menus and to revise the menus as appropriate to continue to enhance the quality and breadth of menu offerings, cater to regional tastes, and be responsive to our guests to encourage repeat business.

Beverages

Each of our entertainment facilities will include a full bar featuring the coldest beer available. Wines will include house, popular priced, and premium varieties, including champagne, sauvignon blanc, pinot grigio, chardonnay, pinot noir, merlot, cabernet sauvignon, zinfandel, and tempranillo. Domestic, imported, and draft beer may include brands such as Budweiser, Miller, Coors, Michelob, Corona, Heineken, Amstel Light, Stella Artois, Blue Moon, and Dos Equis, as well as local craft beers. Specialty cocktails, after dinner drinks, fruit juices, soft drinks, coffee, and tea will round out our beverage offerings.

Shooting

We believe our virtual shooting lounges will provide an entertainment experience that is distinct from entertainment offerings available elsewhere. Guests will have the opportunity to select from a number of interactive “scenarios,” ranging from traditional target shooting, to escaping a zombie-ridden city, to “shoot/don’t shoot” scenarios. In conjunction with our strategic suppliers and in-house development team, we have developed various interactive games, skills drills, and advanced training simulations with varying levels of difficulty. Guests can choose their skill levels: novice, pro, and marksman— based on their experience level and their desire to be challenged.

Our interactive games take our guests to virtual environments and give them a virtual shooting experience similar to that of a modern-day video game. Skills drills include shooting settings such as target shooting, skeet shooting, and other more traditional concepts that novice shooters and expert marksmen alike can use either to get comfortable with our replica firearms or to further hone their skills. Multiplayer modes allow guests simultaneously to compete against each other or work together as a team in a number of our interactive games and skills drills. Our scoring system and interactive platform will allow our guests to compete against one another and track their progress across multiple visits to any one of our entertainment facilities. For an additional fee, our guests can access our advanced training simulations, which provide lifelike video simulations with live actors designed to test the guest’s target recognition, judgmental use of force, situational awareness, speed, accuracy, and decision-making ability under high-stress conditions. These simulations are similar to those used for training law enforcement and military personnel.

The following sets forth examples of our shooting scenarios:

Interactive Games

Dead End. A zombie apocalypse survival game in which players attempt to make it to the extraction point without being killed.

Dead End 2. The zombie apocalypse rages on beneath the surface and takes the battle underground into a subway station.

Duck Hunt. An animated duck hunting game that will make players laugh and challenge their skills.

Gnome Slayer. Players attempt to slay the gnomes in cities around the world.

Saloon Shootout. Players take a trip back to the old wild west with this “shoot, don’t shoot” game that tests speed, accuracy, and target recognition.

Shooting Gallery. A throw-back to the shooting games of the past that will remind players of their childhoods at the old county fair.

Skills Drills

Balloon Burst. Players must shoot the balloons in the allotted amount of time.

Dueling Tree. This two-player game pits the players against one another in shooting.

Indoor Shooting Range. Players can test their skills at various distances.

Outdoor Shooting Range. Players test their skills on this outdoor shooting obstacle course and attempt to find all of the hidden animals for a bonus round.

Pepper Popper Challenge. Players shoot targets that pop back up if the player is not quick enough.

Plates. Players blast all of the plates as quickly as possible.

Plinking. Players can determine if they are quick enough to shoot all of the objects before time runs out.

Skeet Shoot. Players attempt to shoot clay targets out of the sky.

Speed Shot. Tron meets the indoor range in this futuristic skill builder testing speed and accuracy as players try to shoot the targets while contending with a robotic arm.

Target Practice. A classic outdoor shooting range.

Targets. Players double tap each target in the center as quickly as possible for the best score.

Advanced Training Simulations

Our advanced training simulations enable our guests to participate in real life-threatening situations through video simulations with live actors depicted on the screens in our virtual shooting lounges. These simulations are similar to those used in training law enforcement and military personnel. Current advanced training simulations include “shoot/don’t shoot” scenarios, police stops, insurgent attacks, and domestic violence incidents.

Operations

Our facilities generally will be open from 10:00 a.m. until midnight Sunday through Wednesday and from 10:00 a.m. until 2:00 a.m. Thursday through Saturday.

We generally will not admit children under 12 years of age or under 18 years of age without an adult into our virtual shooting lounges. For those guests between the ages of 12 and 18, we also will require the completion of our Junior Participation Class. We welcome guests of all ages to enjoy our food and beverage selections in our dining room.

Facility Management

Facility managers will be responsible for day-to-day facility operations, including guest relations, food and beverage preparation and service, maintaining and troubleshooting our virtual shooting lounge technology, cost control, facility maintenance, and personnel relations. We typically will staff each entertainment facility with an on-site general manager, two or three assistant managers, and between 80 and 120 hourly employees.

Site Selection

We believe that proper site selection will be critical to our success. As a result, we devote significant time and resources to selecting and evaluating each prospective site. In the site selection process, we analyze a variety of factors, including acquisition, lease, and completion costs; site characteristics, such as visibility, accessibility, traffic volume, co-tenancy, and parking availability; proximity to demand generators, such as shopping malls, hotels, motels, and office complexes; local market demographics, such as population characteristics, density, and household income levels; and convenience of guest access.

We may lease existing buildings that are built out to meet our specifications or lease newly constructed facilities that are built to suit our needs. Where available, we will seek to lease and build out existing structures with completed infrastructure, including plumbing, electricity, HVAC, ADA compliant features, a commercial kitchen, and bar. It is possible that certain of our locations will be located in or adjacent to local or regional shopping centers or malls, but only when external entrances are available and the location affords a separation from the retail traffic.

We have begun construction on our first location in Peoria, Arizona in the P83 Entertainment District, which is adjacent to the Peoria Sports Complex and includes, among other things, a theater complex, several national restaurant chains, and other national retailers. We are currently negotiating a lease for our second location in Las Vegas, Nevada and are evaluating potential sites in San Antonio, Dallas, and Houston, Texas; Scottsdale, Arizona; and other markets. Once under lease, construction time will vary between four and nine months, depending on factors such as the location’s square footage, permitting requirements, including obtaining liquor licenses, and other issues associated with construction and permitting and licensing processes. Each of our facilities will cost approximately $200 to $250 per square foot to complete depending on whether the facility is built out or built to suit.

Facility Layout

Our entertainment facilities generally will be free-standing buildings or a part of an entertainment district, featuring a casual and comfortable atmosphere designed to appeal to a broad customer base. Most of our facilities will be located in high-traffic urban environments. Each facility generally will be between 12,000 and 18,000 square feet of space. Each facility typically will contain between 20 and 28 virtual shooting lounges seating an average of 80 guests, a full service restaurant with up to 40 dining tables seating an average of 150 guests, and a main lounge bar area seating an average of 60 guests. Although we will endeavor to have consistent facility footprints, space constraints and other factors may result in variations among facilities.

Each of our virtual shooting lounges will offer a relaxed environment for groups of two to six people in a semi-private space measuring approximately 12 feet by 16 feet. Each virtual shooting lounge will be anchored by a projection screen and will be furnished with plush lounge seating and a table for sharing food and drinks. Our facilities will also be configured to accommodate corporate events, bachelor and bachelorette parties, birthday parties, and other events. Space constraints may result in different configurations.

The Peoria, Arizona location will be approximately 11,600 square feet and will feature approximately 20 virtual shooting lounges in addition to a main lounge bar with total seating capacity of approximately 250 guests.

Unit Economics

We estimate that the total cost of opening each of our entertainment facilities will range from $3.0 million to $5.2 million, exclusive of annual operating expenses and assuming that we obtain the underlying real estate on a built out basis under a lease arrangement. These costs include approximately (a) $1.9 million to $2.6 million for building, improvements, and permits, including liquor licenses; (b) $2.2 million for furniture, fixtures, and equipment; and (c) $350,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies. Actual costs, however, may vary significantly depending upon a variety of factors, including the site and size of the facility and conditions in the local real estate and employment markets. We plan generally to lease our facilities in order to minimize the costs of acquisition and ownership of the new facilities. In certain situations, we may be able to repurpose previously built out space. In these situations, we will look to utilize as much as possible existing infrastructure such as restroom plumbing, HVAC, grease traps, kitchen hoods, and store fronts. Existing infrastructure can result in potentially significant cost savings.

Membership and Pricing Model

In order for us to track our guests’ usage and scoring both for internal use and for our competitions and leagues, deliver unique content through our mobile application, and provide efficient service upon their return, each of our guests will be required to purchase a $5.00 annual membership. Our introductory membership will allow members to access our full range of interactive games and skills drills. For an additional fee, our guests can access our library of real-life advanced training simulations. We intend to utilize member profiles to enable our guests to reserve their virtual shooting lounge, update their virtual shooting profile, review their scores, and interact with our content from their mobile device using our mobile application as well as our website.

Guests will be able to reserve our virtual shooting lounges by the hour with the option to reserve additional time in other increments. Similar to others operating comparable concepts, we will employ dynamic hourly pricing, based on the day of the week and time of day, which will initially range from $25 per hour to $45 per hour during premium times. Once in a virtual shooting lounge, guests may choose to add time to their reservation and will be charged a proportionate amount based on the hourly rate in effect at that time. We believe that our concept also will provide an enjoyable and unique venue to host corporate events or other social gatherings, and we plan to supplement our membership model by marketing our concept to large groups that want to plan their next event with us. An additional source of revenue will be our various training course offerings, which will be subject to varying rates depending on the nature and length of the course and the number of participants.

Recruitment and Training

We seek to attract and retain high-quality individuals who are committed to maintaining the high standards of our company and to facilitating the positive experiences of our guests. We believe that attracting and training highly qualified employees is critical to our ability to maintain the quality and consistency of our food, beverage, and entertainment offerings. We also believe that our growth plans and career advancement opportunities will be important factors in enabling us to attract, retain, and motivate high-quality personnel at our facilities.

Our training program will cover all aspects of our operating philosophies, including, as appropriate, supervisory skills, guest service and satisfaction, operating standards, cost-control techniques, and risk management.

Advertising and Marketing

We plan to use print, point-of-sale, Internet, and social media advertising and special promotions to build awareness of our brand and to increase traffic to our facilities. Our advertising and marketing campaigns will be designed to communicate the unique aspects of our savor, sip, and shoot eatertainment concept and to target entertainment-seeking patrons, corporate guests, and avid and first time shooters. In addition, our mobile application will provide another avenue through which we can deliver advertising and promotional content to our members. This mix of media and marketing channels is designed to support our brand’s growth across diverse consumer groups in our various local markets. Finally, we view our eatertainment concept as a natural fit for cross-promotional activities and sponsorship opportunities for third parties.

Equipment, Food Products, and Other Supplies

We will purchase or lease all fixtures, furnishings, equipment, signs, food products, inventory, and other supplies and materials from independent suppliers. We will purchase perishable produce, meats, poultry, and seafood products from local suppliers. We will purchase beer, wine, and liquor from one or more distributors.

Our shooting lounges will use state-of-the-art technology that allows for an unparalleled, lifelike shooting experience using replica firearms in a controlled environment. Our guests will have the opportunity to use a variety of replica firearms, some of which are equipped with carbon dioxide (CO2) cartridges that contribute to the lifelike “recoil” and feel of the replica firearms. We will offer two replica handgun options and one replica rifle option.

We utilize a combination of virtual shooting scenario content licensed from third-party developers and developed by our in-house development team. We have arrangements with VirTra Systems, Inc., or VirTra, a software development company specializing in firearms training simulators, and TimeFireVR, a software development company specializing in virtual reality, pursuant to which they develop interactive games, skills drills, and advanced training simulation content for us. We also license the platform for our intellectual property from VirTra for a portion of our total revenue. We do not own virtual shooting scenario content that is used in conjunction with the VirTra platform, whether such content is created by a third-party developer or by our in-house development team. When such virtual shooting scenario content is used in conjunction with the VirTra platform, however, we have an exclusive, worldwide license to use such content, whether created by a third-party developer or by our in-house development team. We also have engaged NOMA Technologies, LLC, or NOMA, a software development company specializing in website design and mobile applications, to assist with our website and mobile application designs. We own all content developed by NOMA.

We have strategic relationships with the manufacturers of our replica firearms. These replica firearms cannot be converted into a traditional firearm. The replica firearms contain a laser that is engaged with each trigger pull. The laser beam strike on the screen is captured by a hit detection camera that transmits the data to our scenario software. In addition, our replica firearms are specifically designed not to resemble any particular firearm made by any particular manufacturer. Still, the plastic- and silicon-based replica firearms are designed to provide the same look, weight, and feel of a real firearm. We are currently working with a strategic partner to develop a 100% electric replica firearm that produces the same lifelike recoil by relying on a battery rather than a CO2 cartridge, which will allow for more shots before it needs to be recharged and will reduce maintenance costs. Like other games and products subject to repetitive use, the replica firearms and their parts are subject to wear and tear and will need to be replaced from time to time.

While our virtual shooting lounges use laser-equipped, replica firearms, our goal is to be a champion of firearm safety and promote the responsible handling of firearms, whether real or imitation. We will request that all guests handle our replica firearms as though they were real and will require each guest to watch a safety information video. Our highly trained staff will be responsible for preparing the replica firearms for our guests and for answering any questions guests may have regarding how to properly handle one of our replica firearms. In addition to providing an exciting social and entertainment experience for our guests, we want to do our part to promote firearm safety.

Expansion of Operations

Our current growth plan is to open entertainment facilities in locations that we believe have significant potential for success. Before opening a facility in a particular location, we will evaluate a broad variety of factors, including the size of the market area, demographic and population characteristics, competition, and acquisition and opening costs. We are currently negotiating a lease for our second location in Las Vegas, Nevada and are evaluating potential sites in San Antonio, Dallas, and Houston, Texas; Scottsdale, Arizona; and other markets. For a variety of reasons discussed elsewhere herein, we may not be successful in achieving our expansion goals or any facilities that we open may not be profitable.

Insurance

We maintain general liability and property insurance and excess liability insurance in amounts we consider adequate and necessary. There can be no assurance, however, that future claims will not exceed insurance coverage.

Employees

As of December 31, 2015, we employed a total of 12 corporate executive, administrative, marketing, and development personnel. We will employ an average of approximately 80 to 120 full-time and part-time employees at each of our entertainment facilities.

Facility personnel, other than managers, will be paid on an hourly basis. Hourly rates will vary according to geographic location. Facility service personnel generally will receive the applicable minimum wage plus tips.

None of our employees are covered by a collective bargaining agreement with us. We have never experienced a work stoppage or strike. We consider our relationship with our employees to be good.

Competition

Although we believe that there is no existing eatertainment concept similar to ours, the out-of-home entertainment market is highly competitive. We will compete for guests’ discretionary entertainment dollars with various providers of out-of-home entertainment, including localized attraction facilities such as movie theaters, sporting events, bowling alleys, driving ranges, video game arcades, shooting ranges and gun clubs, night clubs, and restaurants. We will also face competition from local establishments and restaurants that are highly competitive with respect to price, quality of service, location, ambience, and type and quality of food. Some of these establishments may exist in multiple locations, and we may also face competition on a national basis in the future from other eatertainment concepts. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie delivery.

Research and Development

Our investment in research and development is critical to our business as we seek to develop new virtual shooting scenario content that appeals to our guests. We have assembled an internal and external development team and have devoted a substantial amount of our resources to software development activities since our inception. Our development team’s activities are focused on virtual shooting scenario content creation and enhancements to our website and mobile application in order to differentiate our entertainment offering and enhance our competitive position in the markets in which we operate. In addition, we are currently working with a strategic partner to develop a 100% electric replica firearm that produces the same lifelike recoil by relying on a battery rather than a CO2 cartridge, which will allow for more shots before it needs to be recharged and will reduce maintenance costs.

Our total research and development cost, including software development, from our inception through December 31, 2014 was $113,986. Our research and development cost, including software development, for the year ended December 31, 2015 was $1,082,182.

Intellectual Property

Like other entertainment companies, our intellectual property, including our software and virtual shooting scenario content, is an integral part of our business and we believe we have taken reasonable steps to ensure the protection of our intellectual property. We rely on a combination of copyright and trademark laws, trade secrets, software security measures, license agreements, and non-disclosure agreements to protect our intellectual property. We have a registered trademark for the name “Modern Round” with the United States Patent and Trademark Office.

We utilize intellectual property obtained through licenses from third parties, such as software developers and technology companies. While we may have renewal rights for some licenses, the development of many of our products depends on our ability to continue to obtain the intellectual property rights from the owners of these rights on reasonable terms. We also hired a director of software development and a team of developers to produce original content, including software related to our virtual shooting scenario content.

In addition, we have developed certain ideas, processes, recipes, and methods that contribute to our success and competitive position that we consider trade secrets. We protect our trade secrets by keeping them confidential through the use of internal and external controls, including contractual protections with employees and suppliers.

Government Regulation

We will be subject to a wide variety of federal, state, and local laws and regulations. These laws and regulations govern numerous areas that are important to our business, including consumer protection, privacy, labor and employment, immigration, competition, and marketing and communications practices. We are also subject to federal, state, and local environmental laws, regulations, and other requirements. Such laws and regulations are subject to evolving interpretations and application, and it can be difficult to predict how they may be applied to our business.

In addition, each of our entertainment facilities may be subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control as well as entertainment, health, and safety and fire agencies in the state, county, or municipality in which we operate. Existing permits or licenses could be revoked if we fail to comply with the terms of such permits or licenses, and additional permits or licenses may be required in the future for our current operations or as a result of expanding our operations.

Our History

We were incorporated in Nevada in November 2013 under the name Nuvola, Inc. Prior to November 24, 2014, we operated as a subsidiary of Bollente Companies, Inc., or Bollente, a company specializing in the manufacturing and sale of high-quality, whole-house, electric tankless water heaters. On November 24, 2014, Bollente spun off our company by declaring a dividend of the shares of our common stock to the Bollente stockholders. As a result of the dividend, we became a company independent of Bollente. Immediately prior to the Merger, as defined below, we were a “shell company” under the rules of the Securities and Exchange Commission, or SEC.

On December 31, 2015, we closed a merger transaction, or the Merger, in which our newly formed, wholly owned subsidiary merged with and into Modern Round, L.L.C., a Nevada limited liability company, or Modern Round, pursuant to which (a) Modern Round survived the Merger and became our wholly owned subsidiary; (b) we ceased being a shell company; and (c) we experienced a change in control in which the former members of Modern Round acquired control of our company. Concurrent with the Merger, Modern Round was converted into a Nevada corporation named Modern Round, Inc.

On February 11, 2016, we filed Amended and Restated Articles of Incorporation, or Restated Articles, with the Secretary of State of the state of Nevada. Our Restated Articles (i) changed the name of our company to Modern Round Entertainment Corporation, (ii) increased the number of authorized shares of our common stock from 100,000,000 shares to 200,000,000 shares, (iii) created a classified Board of Directors, and (iv) opted into certain anti-takeover statutes under Nevada law.

Available Information

Our principal executive offices are located at 7333 East Doubletree Ranch Road, Suite D-250, Scottsdale, Arizona 85258, and our telephone number is (480) 219-8439. Our website address is www.modernround.com. The information on our website is not incorporated by reference into this Annual Report on Form 10-K or in any other report or document we file with the SEC.

We file reports with the SEC, including Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and any other filings required by the SEC. Through our website, we make available free of charge our Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and all amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC.

The public may read and copy any materials we file with, or furnish to, the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Washington, DC 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC.

ITEM 1A.	RISK FACTORS

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks actually occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all of your investment.

Risks Related to Our Business

We have a limited operating history upon which you can evaluate our potential for future success.

To date, we have generated limited revenue and have a very short operating history on which to evaluate our potential for future success. Rather than relying on historical information, financial or otherwise, to evaluate us, you should evaluate us in light of your assessment of our growth potential and the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. Early-stage businesses in rapidly evolving markets commonly face many risks, such as the following:

•	unanticipated problems, delays, and expenses relating to the development and implementation of their business plans;

•	lack of sufficient capital;

•	marketing difficulties;

•	uncertain market acceptance of products or services;

•	competition from more advanced enterprises; and

•	lack of suitable personnel and managers.

Factors relating to gun control can affect our business.

Although our facilities use laser-based replica firearms that cannot be converted into a traditional firearm, political, legislative, and consumer developments and negative views and news stories about firearms still could affect our ability to secure suitable facilities and the desire of certain consumers to frequent our facilities.

Economic uncertainty will impact our business and financial results and a renewed recession could materially affect us in the future.

Our business will depend, in part, upon the level of consumer discretionary spending and therefore be affected by consumer confidence as well as the future performance of the U.S. and global economies. Any significant decrease in consumer confidence, or periods of economic slowdown or recession, could lead to a curtailing of discretionary spending, which in turn could adversely affect our revenue, operating results, and financial condition. Increases in job losses, home foreclosures, stock or bond price declines or losses, personal bankruptcies, home mortgage and other borrowing costs, credit card and consumer debt levels, commodities prices, declines in housing values, and reduced access to credit, among other factors, may result in a decline in consumer confidence, a curtailing of consumer discretionary spending, and lower levels of guest traffic in our facilities. We believe that consumers generally are more willing to make discretionary purchases during periods in which favorable economic conditions prevail. If economic conditions worsen in the communities in which our facilities are located, we could see deterioration in guest traffic or a reduction in the average amount guests spend in our facilities. A reduction in revenue will result in spreading our fixed costs across a lower level of sales and will in turn cause downward pressure on our profit margins. This could result in reduction of operating results, staff levels, asset impairment charges, potential facility closures, a deceleration of new facility openings, and an inability to comply with the covenants under any future credit facilities.

Economic downturns could have a material adverse impact on our landlords or other tenants in shopping centers or other properties in which we are located or to which we are near, which in turn could negatively affect our financial results.

In the event of an economic downturn, our landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required tenant improvement allowances for us or satisfy other lease covenants favorable to us. In addition, tenants at shopping centers or other properties in which we are located or have executed leases, or to which our locations are near, may fail to open or may cease or reduce operations. Decreases in total tenant occupancy in shopping centers in which we are located, or to which our locations are near, may affect traffic at our facilities. All of these factors could have a material adverse impact on our operations.

Our growth strategy depends on our ability to open additional facilities and operate them profitably.

A key element of our growth strategy will be our ability to open additional facilities in locations that we believe will provide attractive returns on investment. Our ability to open new facilities on a timely and cost-effective basis, or at all, will depend on a number of factors, many of which are beyond our control, including the following:

•	finding suitable locations;

•	raising or having available an adequate amount of cash or currently available financing for building and opening costs;

•	reaching acceptable agreements regarding the lease or purchase of locations, including acceptable agreements with respect to tenant improvement allowances;

•	obtaining, for acceptable cost, required permits and approvals, including liquor licenses;

•	complying with applicable zoning, licensing, land use, and environmental regulations;

•	timely hiring, training, and retaining the skilled management and other employees necessary to meet staffing needs; and

•	efficiently managing the amount of time and money used to open each new facility.

If we succeed in opening new facilities in a timely and cost-effective manner, we may nonetheless be unable to attract enough guests to new facilities because potential guests may be unfamiliar with our facilities or concept, or our entertainment and menu options might not appeal to them. Our facilities may not meet or exceed our performance targets, including target cash-on-cash returns. New facilities may operate at a loss, which could have a significant adverse effect on our overall operating results. If the expected future cash flows for a facility are less than the asset carrying amount, which is an indication that the carrying amount may not be recoverable, we may recognize an impairment loss in an amount equal to the excess of the asset carrying amount over the fair value. Opening a new facility in a market in which we already operate could reduce the revenue at any existing facilities in that market.

We may not be able to achieve and maintain profitability.

Our ability to achieve and maintain profitability will depend upon numerous factors, including our ability to generate revenue and our ability to control expenses. We may incur significant losses in the future for a number of reasons, including the other risks described herein and our ongoing depreciation and amortization expenses. We also may encounter unforeseen expenses, difficulties, complications, delays, and other unknown events. Accordingly, we can make no assurances that we will be able to achieve, sustain, or increase profitability in the future. Failure to achieve, maintain, or increase profitability could have an adverse impact on the trading price of our common stock.

Our expansion into new markets may present increased risks due to our unfamiliarity with the area.

We may open facilities in markets in which we have little or no meaningful experience. Those markets may have different competitive conditions, consumer tastes, and discretionary spending patterns than markets in which we have experience. In addition, any advertising programs that we conduct may not be successful in generating brand awareness in all local markets, and the lack of market awareness of our brand can pose an additional risk in expanding into new markets. Facilities opened in new markets may open at lower average weekly revenue than facilities opened in existing markets and may have higher facility-level operating expense ratios than facilities in existing markets. Sales at facilities opened in new markets may take longer to reach average facility revenue, if at all, thereby adversely affecting our overall profitability.

We may not be able to compete favorably in the highly competitive out-of-home entertainment market, which could have a material adverse effect on our business, operating results, or financial condition.

The out-of-home entertainment market is highly competitive. We will be competing for guests’ discretionary entertainment dollars with various providers of out-of-home entertainment, including localized attraction facilities, such as movie theatres, sporting events, bowling alleys, driving ranges, video game arcades, nightclubs, sports bars, shooting ranges and gun clubs, and restaurants. Many of the entities operating these businesses are larger and have significantly greater financial resources, a greater number of facilities, have been in business longer, have greater name recognition, and are better established in the markets where our facilities are located or are planned to be located. As a result, they may be able to invest greater resources than we can in attracting guests and succeed in attracting guests who may otherwise come to our facilities. The legalization of casino gambling in geographic areas near any current or future facility would create the possibility for entertainment alternatives, which could have a material adverse effect on our business and financial condition.

Although we believe that there is no existing entertainment concept similar to ours, we also will face competition from local establishments that offer other out-of-home entertainment experiences and restaurants that are highly competitive with respect to price, quality of service, location, ambience, and type and quality of food. We also will face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie delivery. Our failure to compete favorably in the competitive out-of-home entertainment market could have a material adverse effect on our business, operating results, and financial condition.

We face certain risks affecting the entertainment and restaurant industries.

The ownership and operation of restaurants and entertainment facilities may be affected by a variety of factors over which we have no control. These factors include the following:

•	adverse changes in national, regional, or local economic or market conditions;	•	changing traffic patterns;

•	increased costs of labor or food or alcohol products;	•	changing consumer tastes, habits, and spending priorities;

•	fuel shortages and price increases;	•	the cost and availability of insurance coverage;

•	competitive factors;	•	management problems;

•	the type, number, and location of competitors;	•	uninsured losses;

•	changing demographics;	•	limited alternative uses for properties and equipment;

		•	changes in government regulation; and

•	weather conditions.

The restaurant and entertainment industries are intensely competitive with respect to price, service, location, personnel, and type and quality of food and entertainment. In addition, restaurants and entertainment facilities compete for desirable sites and the availability of suitable personnel and managers. We have many well-established competitors that have financial and other resources that are substantially greater than ours. Certain competitors have been in existence for a substantially longer period than we have and may be better established than we are in markets where our restaurants are or may be located.

Our success will depend, in part, on our ability to identify and respond appropriately to changing conditions. In addition, factors such as inflation; increased food, labor, and benefit costs; and the availability of experienced management and hourly employees, which may adversely affect the restaurant industry in general, would affect our business.

Our quarterly operating results are subject to fluctuations due to the seasonality of our business and other events.

We expect seasonality to be a factor in our operating results. Typically, we anticipate higher first and fourth quarter revenue associated with the spring and year-end holidays. As a result, factors affecting peak seasons could have a disproportionate effect on our results. For example, the number of days between Thanksgiving and New Year’s Day and the days of the week on which Christmas and New Year’s Eve fall affect the volume of business we generate during the December holiday season and can affect our results for the full fiscal year. In addition, adverse weather could have a significant impact on our operating results. Our third quarter, which encompasses the back-to-school fall season, is expected to have lower revenue compared with the other quarters.

Our quarterly operating results could be subject to fluctuations due to the timing of new facility openings.

Our operating results may also fluctuate significantly because of the timing of new facility openings. We expect to incur most cash pre-opening costs for a new facility within the two months immediately preceding, and the month of, the facility’s opening. In addition, the labor and operating costs for a newly opened facility during the first three to six months of operation can be expected to be materially greater than what can be expected after that time, both in aggregate dollars and as a percentage of revenue. Due to these substantial up-front financial requirements to open new facilities, the investment risk related to any single facility is much larger than that associated with many other restaurants or entertainment venues. In addition, poor operating results at any single facility could materially affect our overall profitability.

Our operations will be susceptible to the availability and cost of food and other supplies, in most cases from a limited number of suppliers, which will subject us to possible risks of shortages, interruptions, and price fluctuations.

Our profitability will depend in part on our ability to anticipate and react to changes in supply costs. If we have to pay higher prices for the food, beverages, and other supplies used in our business, our operating costs may increase, and our operating results could be adversely affected, if we are unable or unwilling to pass such cost increases on to our guests.

The unplanned loss of a major supplier could adversely affect our business by disrupting our operations as we seek a new supplier and negotiate new supplier arrangements. We also have multiple short-term supply arrangements with a limited number of suppliers. If any of these suppliers do not perform adequately or otherwise fail or refuse to distribute supplies to our facilities, we may be unable to replace the suppliers in a short period of time on acceptable terms, which could increase our costs, cause shortages of food or our replica firearms, interruptions of our virtual shooting scenario content, removal of certain items from our menu, and discontinuance of certain of our virtual shooting scenario content. We currently do not engage in futures contracts or other financial risk management strategies with respect to potential price fluctuations in the cost of food and other supplies.

We may not be able to anticipate and react to changing food, beverage, and entertainment costs by adjusting purchasing practices or menu and entertainment prices, and a failure to do so could have a material adverse effect on our operating results.

Our ability to offer new virtual shooting scenario content depends upon a limited number of third-party developers and our in-house development team.

Our ability to continue to offer new virtual shooting scenario content will be important to our business. We depend on our in-house development team and our strategic relationships with a limited number of third-party developers to develop new virtual shooting scenario content. To the extent that any of our third-party developers experiences a material adverse effect or if the number of developers otherwise declines, we could be subject to the risk of development delays, pricing pressure, lack of innovation, and other associated risks. In addition, the loss of one or more members of our in-house development team, including our Director of Software Development, could cause us to experience delays in development, lack of innovation, and other risks.

In addition, any increase in the cost of development of new virtual shooting scenario content that appeals to guests could adversely impact the cost to operate our virtual shooting lounges, which could have a material adverse effect on our operating results. We may not be able to anticipate and react to the costs associated with the development of new virtual shooting scenario content to keep pace with changing consumer preferences, and a failure to do so could have a material adverse effect on our operating results.

We may not own virtual shooting scenario content developed for us by third-party developers or by our in-house development team.

Our agreement with VirTra provides that any virtual shooting scenario content used on the VirTra platform, will be owned by VirTra, regardless of how it was created. Thus, we will not own virtual shooting scenario content that is used in conjunction with the VirTra platform, whether such content is created by a third-party developer or by our in-house development team. When such virtual shooting scenario content is used in conjunction with the VirTra platform, however, we have an exclusive, worldwide license to use such content, whether created by a third-party developer or by our in-house development team.

We may lose guests and significant revenue and fail to attract new guests if our existing virtual shooting scenario content and technology become less desirable or obsolete, or if we fail to develop and introduce new entertainment offerings with broad appeal or fail to do so in a timely or cost-effective manner.

The introduction of new forms of entertainment by our competitors or the development of new technology could render our existing or future virtual shooting scenario content and replica firearms technology less desirable or obsolete. Consequently, our financial performance and growth depends upon our ability to enhance and improve our existing content and technology, develop and successfully introduce new content and technology that generate interest among our guests, and expand our eatertainment concept in new markets. As our existing technology matures, encouraging guests to visit our entertainment facilities on multiple occasions becomes more challenging unless new virtual shooting scenario content and technology provide features and functionality that attract guests. To achieve market acceptance for our eatertainment concept, we must effectively anticipate and offer new entertainment technology that meets the changing demands of our guests in a timely manner. Guests may require features and capabilities that our current technology lacks. In addition, any new markets in which we attempt to market our eatertainment concept, including new countries or regions, may not be receptive to our concept. If we fail to enhance our virtual shooting scenario content and technology in a timely and cost-effective manner, successfully develop and introduce new technology, or expand our eatertainment concept in new markets, our ability to retain our existing or attract additional guests and our ability to create or increase demand for our eatertainment concept could be harmed, which would have an adverse effect on our business, operating results, and financial condition.

We will be required to make significant investments in developing new virtual shooting scenario content and other technology. We also will be subject to all of the risks inherent in the development of new content and technology, including unanticipated technical or other development problems, which could result in material delays in the launch and acceptance of the entertainment offering or significantly increased costs. In some cases, we may expend a significant amount of resources and management attention on entertainment offerings and technology that do not ultimately succeed in their markets. Because new entertainment offerings and technology are inherently risky, they may not be successful and may harm our operating results and financial condition.

Our entertainment systems depend upon third-party software that we do not own or control.

We will rely on third parties to develop a portion of the software used to operate our entertainment systems, including the virtual shooting scenarios, scoring system, and guest data. We do not own or control the operation of the third-party software, and we are therefore vulnerable to any information security breaches, software bugs, crashes, and freezes, or other issues such software may experience. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. We will rely on such third parties to provide updates to our software as needed in order to ensure optimal performance of our entertainment systems. To the extent such third parties do not timely implement updates, patches, or other troubleshooting measures, we may experience significant harm to our reputation, a loss of sales or profits, or be required to incur significant costs to repair the software.

We will be required to make substantial payments under our license agreements for the use of our software platform and for software development.

Pursuant to our agreements with third parties, including our third-party developers, we will be required to make payments to such third parties for the use of the platform to store and deliver our virtual shooting scenario content and for the development of virtual shooting scenario content. These payments could total as much as seven percent of our overall revenue.

We rely on a limited number of suppliers for our replica firearms.

We currently rely on a very limited number of suppliers for our laser-based replica firearms. We typically do not enter into long-term contracts with our primary supplier, but instead purchase our replica firearms on a purchase order basis. As a result, we may be subject to unexpected changes in pricing, quality, or supply of replica firearms and replica firearm components. To the extent that our supplier fails to manufacture sufficient quantities, ceases business operations, or discontinues a particular component or product, we may not be able to find alternative suppliers in a timely manner, if at all, and could be subject to pricing pressures associated with finding a replacement supplier. Any inability of our supplier to timely deliver quality replica firearms and replica firearm components or any unanticipated change in supply, quality, or pricing of our replica firearms could have a material adverse effect on our business. We also will depend on the quality and durability of the replica firearms we utilize, and necessary replacements or repairs could increase our costs.

Instances of foodborne illness and outbreaks of disease, as well as negative publicity relating thereto, could result in reduced demand for our menu offerings and reduced traffic in our facilities and negatively impact our business.

We cannot guarantee that our supply chain and food safety controls and training will be fully effective in preventing all food safety issues at our facilities, including any occurrences of foodborne illnesses, such as salmonella, E. coli, and hepatitis A. In addition, we rely on third-party vendors, making it difficult to monitor food safety compliance and increasing the risk that foodborne illness would affect multiple locations rather than a single facility. Some foodborne illness incidents could be caused by third-party vendors and distributors outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our facilities or markets or related to food products we sell could negatively affect our facility sales nationwide if highly publicized on national media outlets or through social media. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our facilities. A number of restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our facilities, or negative publicity or public speculation about an incident, could reduce guest visits to our facilities and negatively impact demand for our menu offerings.

We may not be able to operate our facilities, or obtain and maintain licenses and permits necessary for such operation, in compliance with laws, regulations, and other requirements, which could adversely affect our business, operating results, and financial condition.

We will be subject to various federal, state, and local laws and regulations affecting our business. Each facility may be subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, as well as amusement, health and safety and fire agencies in the state, county, or municipality in which the facility is located. Each facility will be required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. In some states, the loss of a license for cause with respect to one location may lead to the loss of licenses at all locations in that state or could make it more difficult to obtain additional licenses in that state. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each facility, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control, and handling and storage and dispensing of alcoholic beverages. The failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew licenses, could have a material adverse effect on operations and our ability to obtain such a license or permit in other locations.

Changes in laws, regulations, and other requirements could adversely affect our business, operating results, and financial condition.

We also will be subject to federal, state, and local environmental laws, regulations, and other requirements. More stringent and varied requirements of state and local governmental bodies with respect to zoning, land use, and environmental factors could delay or prevent development of new facilities in particular locations. Environmental laws and regulations also govern, among other things, discharges of pollutants into the air and water as well as the presence, handling, release, and disposal of and exposure to hazardous substances. These laws provide for significant fines and penalties for noncompliance. Third parties may also make personal injury, property damage, or other claims against us associated with actual or alleged release of, or exposure to, hazardous substances at our properties. We could also be strictly liable, without regard to fault, for certain environmental conditions at properties we formerly owned or operated as well as at our current properties.

In addition, we will be subject to the Fair Labor Standards Act (which governs such matters as minimum wages and overtime), the Americans with Disabilities Act, various family-leave mandates, and other federal, state, and local laws and regulations that govern working conditions. From time to time, the U.S. Congress and the states consider increases in the applicable minimum wage. We expect increases in payroll expenses as a result of current federal and state mandated increases in the minimum wage. In addition, our suppliers may be more severely impacted by higher minimum wage standards, which could result in increased costs to us. If we are unable to offset these costs through increased prices to our guests, our business, operating results, and financial condition could be adversely affected. Moreover, labor organizations may seek to represent certain of our employees in the future, and if they are successful, our payroll expenses and other labor costs may be increased in the course of collective bargaining. We also may be subject to strikes or other work disruptions that may adversely affect our business.

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act of 2010, or, collectively, the Affordable Care Act, as well as other healthcare reform legislation being considered by Congress and state legislatures, may have an adverse effect on our business. Although the Affordable Care Act does not mandate that employers offer health insurance to all employees who are eligible under the legislation, penalties will be assessed on employers that do not offer health insurance that meets certain affordability or benefit coverage requirements. Providing health insurance benefits to employees that are more extensive than the health insurance benefits we currently provide and to a potentially larger proportion of our employees, or the payment of penalties if the specified level of coverage is not provided at an affordable cost to employees, will increase our expenses. Additionally, our distributors and suppliers also may be affected by higher healthcare-related costs, which could result in higher costs for goods and services supplied to us. We believe our plans will meet these requirements, however, providing health insurance benefits to a potentially larger proportion of our employees, or the payment of penalties if the specified level of coverage is not provided at an affordable cost to employees, could have a significant, negative impact on our business.

Our sales and operating results may be adversely affected by climate change and the passage of other environmental legislation and regulations. The costs and other effects of new legal requirements cannot be determined with certainty. For example, new legislation or regulations may result in increased costs directly for our compliance or indirectly to the extent that such requirements increase prices charged to us by vendors because of increased compliance costs. At this time, we are unable to determine the impact that climate change and other environmental legislation and regulations could have on our overall business.

We face potential liability with our gift cards under the property laws of some states.

Our gift cards, which may be used to purchase food, beverages, and virtual shooting lounge credits in our facilities, may be considered stored value cards. Certain states include gift cards under their abandoned and unclaimed property laws and require companies to remit to the state cash in an amount equal to all or a designated portion of the unredeemed balance on the gift cards based on certain card attributes and the length of time that the cards are inactive. To date we have not remitted any amounts relating to unredeemed gift cards to states based upon our assessment of applicable laws. We will recognize income from unredeemed cards when we determine that the likelihood of the cards being redeemed is remote and that recognition is appropriate based on governing state statutes.

The analysis of the potential application of the abandoned and unclaimed property laws to our gift cards is complex, involving an analysis of constitutional and statutory provisions and factual issues. In the event that one or more states change their existing abandoned and unclaimed property laws or successfully challenge our position on the application of abandoned and unclaimed property laws to our gift cards, or if the estimates that we use in projecting the likelihood of the cards being redeemed prove to be inaccurate, our liabilities with respect to unredeemed gift cards may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected.

Guest complaints or litigation on behalf of our guests or employees may adversely affect our business, operating results, or financial condition.

Our business may be adversely affected by legal or governmental proceedings brought by or on behalf of our guests or employees. In recent years, a number of restaurant and entertainment companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination, and similar matters, and a number of these lawsuits have resulted in the payment of substantial damages by the defendants. We could also face potential liability, which could be material, if we are found to have misclassified certain employees as exempt from the overtime requirements of the federal Fair Labor Standards Act and state labor laws, or if we are found to have failed to provide or continue health insurance or benefits to our employees in violation of the Affordable Care Act. In addition, from time to time, customers file complaints or lawsuits against restaurant companies alleging that they are responsible for some illness or injury they suffered at or after a visit to a restaurant. We also will be subject to a variety of other claims in the ordinary course of business, including personal injury, lease, and contract claims. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers.

We also will be subject to “dram shop” statutes in certain states in which we operate. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. Recent litigation has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, operating results, and financial condition. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly in excess of our insurance coverage or not covered by insurance could have a material adverse effect on our business, operating results, and financial condition.

We may face labor shortages that could slow our growth and adversely impact our ability to operate our facilities.

The successful operation of our business will depend upon our ability to attract, motivate, and retain a sufficient number of qualified executives, managers, and other employees. From time to time, there may be a shortage of labor in certain of the communities in which our facilities are located. Shortages of labor may make it increasingly difficult and expensive to attract, train, and retain the services of a sufficient number of qualified employees and could delay the planned openings of new facilities or adversely impact our then-existing facilities. Any such delays, material increases in employee turnover rates in existing facilities, or widespread employee dissatisfaction, could have a material adverse effect on our business and operating results. Competition for qualified employees could require us to pay higher wages, which could result in higher labor costs and could have a material adverse effect on our operating results.

Immigration reform continues to attract significant attention in the public arena and the U.S. Congress. If new immigration legislation is enacted, such laws may contain provisions that could increase our costs in recruiting, training, and retaining employees. Also, although we believe our hiring practices comply with the requirements of federal law in reviewing employees’ citizenship or authority to work in the United States, increased enforcement efforts with respect to existing immigration laws by governmental authorities may disrupt a portion of our workforce or our operations at one or more of our facilities, thereby negatively impacting our business.

We depend on the services of key executives, the loss of whom could materially harm our business and our strategic direction if we were unable to replace them with executives of equal experience and capabilities.

Our future success will depend significantly on the continued service and performance of our key management personnel. We do not have employment agreements with any members of senior management. Our wholly owned subsidiary, Modern Round, has severance agreements with our President and Chief Operating Officer and with our Vice President, Chief Financial Officer, and Secretary. We cannot prevent members of senior management from terminating their employment with us. Losing the services of members of senior management could materially harm our business until a suitable replacement is found, and such replacement may not have equal experience and capabilities. In addition, we have not purchased “key person” life insurance policies on any members of our senior management.

Local conditions, events, terrorist attacks, adverse weather conditions, and natural disasters could adversely affect our business.

Certain of the regions in which our facilities may be located will be subject to adverse local conditions, economic events, terrorist attacks, adverse weather conditions, or natural disasters, such as earthquakes, tornados, floods, and hurricanes. Depending upon its magnitude, a natural disaster could severely damage our facilities, which could adversely affect our business, operating results, and financial condition. We currently maintain property and business interruption insurance through the aggregate property policy for our facilities. However, such coverage may not be sufficient if there is a major disaster. In addition, upon the expiration of our current insurance policies, adequate insurance coverage may not be available at reasonable rates, or at all.

Damage to our brand or reputation could adversely affect our business.

Our brand and our reputation are among our most important assets. Our ability to attract and retain guests will depend, in part, upon the external perception of our company, the quality of our food and beverage service and our facilities, and the attractiveness of our virtual shooting concept. Multi-facility businesses can be adversely affected by unfavorable publicity resulting from poor food quality, illness, health concerns, and a variety of other operating issues at one or a limited number of facilities. Adverse publicity involving any of these factors could make our facilities less appealing, reduce our guest traffic, and impose practical limits on pricing. If one or more of our facilities were the subject of unfavorable publicity, our overall brand could be adversely affected, which could have a material adverse effect on our business, operating results, and financial condition.

We may not be able to renew real property leases on favorable terms, or at all, which may require us to close a facility or relocate, either of which could have a material adverse effect on our business, operating results, or financial condition.

We anticipate that our facilities generally will be occupied on a leased basis. Leases may provide for a base rent plus additional rent based on a percentage of the revenue generated by the facilities on the leased premises once certain thresholds are met. We anticipate that most leases will be for periods of approximately 10 years. A decision not to renew a lease for a facility could be based on a number of factors, including an assessment of the area in which the facility is located. We may choose not to renew, or may not be able to renew, certain of our existing leases for a variety of reasons, including, the capital investment then required to maintain the facilities at the leased locations not being justified by the return on the required investment. If we are not able to renew the leases at rents that allow such facilities to remain profitable as their terms expire, the number of such facilities may decrease, resulting in lower revenue from operations, or we may relocate a facility, which could subject us to construction and other costs and risks, and, in either case, could have a material adverse effect on our business, operating results, or financial condition.

Fixed rental payments account for a significant portion of our operating expenses, which increases our vulnerability to general adverse economic and industry conditions and could limit our operating and financial flexibility.

Payments under our operating leases can be expected to account for a significant portion of our operating expenses. We expect that we will lease any new facilities we open under operating leases. Our substantial operating lease obligations could have significant negative consequences, including the following:

•	increasing our vulnerability to general adverse economic and industry conditions;

•	limiting our ability to obtain additional financing;

•	requiring a substantial portion of our available cash to be applied to pay our rental obligations, thereby reducing cash available for other purposes;

•	limiting our flexibility in planning for or reacting to changes in our business or the industry in which we compete; and

•	placing us at a disadvantage with respect to our competitors.

We will depend on cash flow from operations to pay our lease obligations and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under bank loans or from other sources, we may not be able to service our operating lease obligations, grow our business, respond to competitive challenges, or fund our other liquidity and capital needs, which would have a material adverse effect on us.

We may be unable to find suitable existing facilities that can be built out to meet our specifications or lease built to suit facilities, which could increase costs to us and have a material adverse effect on our business, operating results, or financial condition.

In general, we will seek to lease and build out existing structures with completed infrastructure, including plumbing, electricity, HVAC, ADA compliant features, a commercial kitchen, and bar. It is possible, however, that we will be unable to find existing structures suitable for our business and will be required to engage third parties to construct new built to suit facilities for us. The construction of built to suit facilities generally would increase costs associated with opening a new facility compared with building out an existing structure and would require us to obtain additional financing. Costs associated with built out or built to suit facilities may differ significantly depending upon various factors, including the market in which the facility is located, the cost of raw materials, the cost of skilled labor, shortages of raw materials or skilled labor, weather conditions, permitting and zoning requirements, environmental concerns, geological problems, and construction delays. If we are required to lease newly constructed built to suit facilities rather than build out existing structures, we may incur significant additional costs, which could have a material adverse effect on our business, operating results, and financial condition.

The build out of existing facilities and the construction of new, built to suit facilities are subject to construction delays and increased costs and risks, which could affect the opening of our facilities and could have a material adverse effect on our business, operating results, or financial condition.

The renovation, refurbishment, or expansion by us of an existing facility and the construction of a new facility involve risks associated with the construction process. Both built out and built to suit facilities often involve complex and lengthy negotiations and competitive bidding processes. We will be subject to uncertainties associated with zoning, environmental concerns, and our contractors’ ability to build out or build to suit in conformity with plans, specifications, budgeted costs, and timetables. In addition, if our contractors fail to adhere to our quality standards or otherwise fail to meet their contractual obligations to us, or if there is a shortage of contractors or labor strikes that prevents our contractors from completing their construction work on schedule or within budget, our facility projects may experience significant delays or cost overruns. A contractor’s performance also may be affected or delayed by conditions beyond the contractor’s control, such as weather conditions, the price and availability of raw materials, environmental concerns, third-party delays, and zoning and permitting requirements. If a contractor fails to perform, we may resort to legal action to rescind the purchase or the construction contract or to compel performance.

Labor shortages, labor disputes, and work stoppages, as well as increases in the prices of raw materials and components, could significantly delay a project or otherwise increase our costs. We may incur additional risks when we make periodic progress payments or other advances to contractors before they complete construction. In addition, delays in obtaining or failure to obtain required construction permits or post-construction approvals could also delay or hinder the construction and opening of our facilities. These and other factors can result in increased costs of opening a facility that could have a material adverse effect on our business, operating results, and financial condition.

We may not be able to adequately protect our intellectual property.

Our intellectual property is essential to our success and competitive position. We use a combination of intellectual property rights, such as trademarks and trade secrets, to protect our brand and certain other proprietary processes and information material to our business. The success of our business depends, in part, on our continued ability to use our intellectual property rights to increase brand awareness and further develop our brand in both existing and new markets. If we fail to protect our intellectual property rights adequately, we may lose an important advantage in the markets in which we compete. If third parties misappropriate or infringe our intellectual property, the value of our image, brand, and the goodwill associated therewith may be diminished, our brand may fail to achieve and maintain market recognition, and our competitive position may be harmed, any of which could have a material adverse effect on our business, including our revenue. Policing unauthorized use of our intellectual property is difficult, and we cannot be certain that the steps we take will prevent the violation or misappropriation of such intellectual property rights by others. To protect our intellectual property, we may become involved in litigation, which could result in substantial expenses, divert the attention of management, and adversely affect our revenue, operating results, and financial condition.

We cannot be certain that we do not currently and will not in the future infringe on the intellectual property rights of others. Any such claims, regardless of merit, could be time-consuming and expensive to litigate or settle, divert the attention of management, cause significant delays, materially disrupt the conduct of our business, and have a material adverse effect on our operating results and financial condition. As a consequence of such claims, we could be required to pay a substantial damage award, enter into a royalty-bearing license, discontinue the use of third-party products or software used within our operations, and rebrand our business.

Disruptions in our information technology systems or security breaches of confidential guest information or personal employee information could have an adverse impact on our operations.

Our operations will depend upon the integrity, security, and consistent operation of various systems and data centers, including the point-of-sale and virtual shooting scenario content delivery systems in our facilities, data centers that process transactions, communication systems, and various other software applications used throughout our operations. Disruptions in these systems could have an adverse impact on our operations. We could encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulty could lead to significant expenses or to losses due to disruption in our business operations.

In addition, our information technology systems are subject to the risk of infiltration or data theft. The techniques used to obtain unauthorized access, disable or degrade service, or sabotage information technology systems change frequently and may be difficult to detect for long periods of time. As such, we may be unable to anticipate these techniques or implement adequate preventive measures. The hardware, software, and applications we develop or procure from third parties may also contain defects in design or manufacture or other problems that could unexpectedly compromise information security. Unauthorized parties may also attempt to gain access to our systems or facilities through fraud, trickery, or other methods of deceiving our team members, contractors, and temporary staff. The occurrence of a disruption or the unauthorized access to our information technology systems could cause significant harm to our reputation, lead to a loss of sales or profits, or cause us to incur significant costs to reimburse third parties for damages.

The delivery of our virtual shooting scenario content will depend upon our ability to adequately maintain our local servers and cloud-based infrastructure.

We will rely on a combination of local servers and a cloud-based platform to store and deliver all of our virtual shooting scenario content. Although we will expend considerable effort to ensure that our servers and platform perform and are able to handle existing and anticipated capacities across all of our locations, we will be dependent upon third parties in order to meet the capacity and performance requirements of our guests and we may not be able to maintain adequate performance and capacity requirements during peak times or spikes in our virtual shooting lounge usage.

We will not control the operation of the third-party infrastructure on which our cloud-based storage and delivery platform is hosted, and we therefore will be vulnerable to any information security breaches, power outages, or other issues such third-party may experience. We expect that we may experience interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, third-party hosting disruptions, or capacity constraints as a result of a number of potential causes, including technical failures, natural disasters, or fraud or security attacks. If our security, or that of our third-party cloud infrastructure providers, is compromised, or our platform is otherwise unavailable, our business could be materially and adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period of time. It may become increasingly difficult to maintain and improve our platform, especially during peak usage times and as our platform and virtual shooting scenario content offerings become more complex. To the extent that we do not effectively address capacity constraints, update third-party infrastructure as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and results of operation may be adversely affected. In addition, any changes in service levels from our cloud infrastructure provider may adversely affect our ability to meet our guests’ expectations. To the extent our local servers are damaged, suffer from outages, or otherwise malfunction, we may be unable to meet our guests’ expectations and our business and results of operation may be adversely affected.

Our current insurance policies may not provide adequate levels of coverage against all claims and we may incur losses that are not covered by our insurance.

We believe we maintain insurance coverage that is customary for businesses of our size and type. However, there are types of losses we may incur that cannot be insured against or that we believe are not commercially reasonable to insure. For example, we maintain business interruption insurance, but there can be no assurance that the coverage for a severe or prolonged business interruption at one or more of our facilities would be adequate. Similarly, there can be no assurance that all types of potential loss or liability, including losses and liabilities related to breaches of our computer network security, will be covered by such insurance or that we have enough insurance to provide coverage against all claims. Moreover, we believe that insurance covering liability for violations of wage and hour laws is generally not available. These losses, if they occur, could have a material adverse effect on our business and operating results.

Our growth strategy may require significant additional funds to open new facilities, including funds for construction, tenant improvements, furniture, fixtures, equipment, training of employees, permits, and other expenditures.

In the future, we may seek additional equity or debt financing to provide funds for the expansion of our business. We cannot predict the timing or amount of any such financing requirements at this time. Such financing may not be available if and when we need it or may not be available on satisfactory terms. If such financing is not available on satisfactory terms, we may be unable to expand our business or to develop new business at the rate desired and our operating results may suffer.

Equity financing could result in additional dilution to existing stockholders. Debt financing increases expenses and must be repaid regardless of our operating results, which could make us more vulnerable to a downturn in our operating results, a downturn in economic conditions, or increases in interest rates on borrowings.

If our cash flow from operations is insufficient to meet our debt service obligations, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets in order to meet our debt service obligations. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on us.

In addition, the degree to which we are leveraged could adversely affect our ability to obtain further financing for working capital, acquisitions, or other purposes and could make us more vulnerable to industry downturns and competitive pressures. Our ability to meet our debt service obligations will depend upon our future performance, which will be subject to the financial condition, business environment, and other factors affecting our operations, many of which are beyond our control.

Future issuances of additional common stock in connection with equity financing efforts, our incentive plans, acquisitions, or otherwise may dilute the percentage ownership of our stockholders and could cause our stock price to fall.

As of March 15, 2016, we had 164,039,667 shares of authorized but unissued common stock. Our Restated Articles authorize us to issue these shares of common stock and options, rights, and warrants relating to common stock for such consideration and on such terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including pursuant to an equity financing arrangement or under any incentive plans that we may adopt in the future, as well as under outstanding options would dilute the percentage ownership held by our stockholders.

Our indebtedness could adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our financial obligations.

As of March 15, 2016, we had convertible notes outstanding in the aggregate principal amount of $1,820,000.

We anticipate that we will incur additional debt in the future. Any such indebtedness could have important consequences, including the following:

•	our ability to obtain additional debt or equity financing for working capital, capital expenditures, debt service requirements, acquisitions, new facility growth, and general corporate or other purposes may be limited;

•	a portion of our cash flows from operations will be dedicated to the payment of principal and interest on the indebtedness and will not be available for other purposes, including operations, capital expenditures, and future business opportunities;

•	any debt with a variable rate of interest will expose us to the risk of increased interest rates;

•	our ability to adjust to changing market conditions may be limited and may place us at a competitive disadvantage compared to less-leveraged competitors; and

•	we may be vulnerable in a downturn in general economic conditions or in business, or may be unable to carry on capital spending that is important to our growth.

The terms of any future credit facility will likely restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

Any future indebtedness we obtain will likely contain a number of restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur additional debt;

•	pay dividends and make other restricted payments;

•	create liens;

•	make investments and acquisitions;

•	engage in sales of assets and subsidiary stock;

•	enter into sale-leaseback transactions;

•	enter into transactions with affiliates; and

•	transfer all or substantially all of our assets or enter into merger or consolidation transactions.

Failure by us to comply with the covenants or financial ratios contained in the instruments governing our indebtedness could result in an event of default, which could adversely affect our ability to respond to changes in our business and manage our operations. In the event of any default, the lenders will not be required to lend any additional amounts to us. Our lenders also could elect to declare all amounts outstanding to be due and payable and require us to apply all of our available cash to repay these amounts. If our indebtedness were to be accelerated, our assets may not be sufficient to repay this indebtedness in full.

Risks Related to Ownership of Our Securities

Our stock price may fluctuate significantly, and the value of an investment in our common stock may decline.

The trading price of our common stock may be volatile and subject to wide price fluctuations in response to various factors, including the following:

•	our quarterly or annual earnings or those of other companies;

•	market conditions in the broader stock market;

•	limited trading activity in our common stock;

•	the level and quality of any research analyst coverage for our common stock;

•	changes in financial estimates or investment recommendations by securities analysts following our business or failure to meet such estimates;

•	investor perceptions of our company or the entertainment industries;

•	sales, or anticipated sales, of large blocks of our stock;

•	short sales, hedges, and other derivative transactions in our common stock;

•	sales of our common stock by our directors and executive officers;

•	various market factors or perceived market factors, including rumors, whether or not correct, involving us, our suppliers, or our competitors;

•	the public’s reaction to our press releases, our other public announcements, and our filings with the SEC;

•	adverse market reaction to any indebtedness we may incur or securities we may issue in the future;

•	actual or anticipated strategic, regulatory, or other threats, whether or not warranted by actual events;

•	additions or departures of key management or other personnel;

•	general economic, political, and market conditions;

•	the operating and stock price performance of other companies that investors may deem comparable to us;

•	acquisitions or strategic alliances by us or our competitors;

•	changes in accounting standards, policies, guidance, interpretations, or principles;

•	the financial disclosure we may provide to the public, any changes in such disclosure, or our failure to meet such disclosure;

•	consumer spending patterns;

•	changes in laws or regulations, or new interpretations or applications of laws and regulations, that are applicable to our business;

•	governmental, regulatory, or political policies or developments;

•	litigation and governmental investigations; and

•	other events or factors, including changes in general conditions in the United States and global economies or financial markets (including those resulting from acts of God, war, incidents of terrorism, or responses to such events).

In addition, in recent years, the stock market has experienced extreme price and volume fluctuations. This volatility has had a significant impact on the market price of securities issued by many companies, including emerging companies. The price of our common stock could fluctuate based upon factors that have little or nothing to do with our company, and these fluctuations could materially reduce our share price.

In the past, following periods of market volatility in the price of a company’s securities, security holders have often instituted class action litigation. If the market value of our common stock experiences adverse fluctuations and we become involved in this type of litigation, regardless of the outcome, we could incur substantial legal costs and our management’s attention could be diverted from the operation of our business, causing our business to suffer.

There is a very limited market for our common stock.

Only a very limited trading market currently exists for our common stock. As a result, any broker-dealer that makes a market in our common stock or other person that buys or sells our common stock could have a significant influence over its price at any given time. We cannot assure our stockholders that a market for our common stock will be established or sustained. There is no assurance that our common stock will have any greater liquidity than common stock that does not trade on a public market.

Unless or until we list our common stock on NASDAQ or another securities exchange, our common stock will be deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Unless or until our common stock is listed on the Nasdaq Capital Market or another securities exchange, our common stock will be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended. The penny stock rules generally apply to companies whose stock is not listed on a national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers that trade penny stocks to persons other than “established customers” complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, as a result, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our common stock. If our common stock is subject to the penny stock rules, investors will find it more difficult to dispose of our common stock.

We do not anticipate paying dividends on our common stock in the foreseeable future.

We do not anticipate paying any dividends on our common stock in the foreseeable future. We intend to retain any future earnings for the operation and expansion of our business and the repayment of any outstanding debt. Any indebtedness that we incur may contain restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to pay dividends and make other restricted payments. As a result, capital appreciation, if any, of our common stock may be our stockholders’ major source of gain for the foreseeable future.

Our stock price and trading volume could decline if securities or industry analysts do not publish research or reports about our business, if they adversely change their recommendations regarding our stock, or if our operating results do not meet their expectations.

The trading market for our common stock will be influenced by any research and reports that securities or industry analysts publish about our company or our business. We currently have no research coverage. If one or more analysts institute but cease coverage of our company or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline. Moreover, if one or more of the analysts who cover us in the future downgrade recommendations regarding our stock, or if our operating results do not meet their expectations, our stock price could decline and such decline could be material.

Sales of substantial amounts of our common stock in the public markets, or the perception that such sales might occur, could adversely affect the price of our common stock.

If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price. As of March 15, 2016 we had outstanding (i) 35,960,333 shares of common stock, (ii) options to purchase an aggregate of 5,186,927 shares of common stock, (iii) warrants to purchase an aggregate of 1,676,747 shares of common stock, and (iv) convertible promissory notes, which may be converted into an aggregate of 4,456,339 shares of common stock at the option of the holders. Since all of our currently issued and outstanding common stock is restricted and we were a shell company, our common stock may not be sold in the public market until one year after the date that we filed our Form 10 information after ceasing to be a shell company, unless registered for resale. In addition, following such one-year period, our common stock will be subject to the resale limitations of Rule 144 described below.

In general, under Rule 144 as currently in effect, any person or persons whose shares are aggregated for purposes of Rule 144, who is deemed an affiliate of our company, which generally includes our directors, officers, and certain principal stockholders, or who beneficially owns restricted securities with respect to which at least six months has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then-outstanding shares of our common stock or the average weekly trading volume in our common stock during the four calendar weeks preceding such sale. Sales by affiliates under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us. As of March 15, 2016, approximately 85.4% of our issued and outstanding shares of common stock were held by affiliates.

A person who is not an affiliate, who has not been an affiliate within three months prior to the sale, and who beneficially owns restricted securities with respect to which at least six months has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell such shares under Rule 144 without regard to any of the volume limitations or other requirements described above. Sales by persons who are not affiliates under Rule 144 are also subject to the availability of current public information about us.

We may also register for resale shares that are deemed to be “restricted securities” or shares held by affiliates of our company. Sales of substantial amounts of our common stock in the public market could adversely affect the market price for our common stock.

We are an “emerging growth company” and elect to comply with certain reduced reporting requirements applicable to emerging growth companies, which could make our common stock less attractive to investors.

We currently are an “emerging growth company” as defined in the JOBS Act, and we currently are taking advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, such as not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act of 2002, or Sarbanes-Oxley, being subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements, and being exempt from the requirements of holding a nonbinding advisory vote on executive compensation and shareholder approval of any golden parachute payments not previously approved. We cannot predict if investors will find our common stock less attractive because we chose to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

Section 107 of the JOBS Act also provides that an “emerging growth company” can take advantage of the extended transition period provided in Section 7(a)(2)(B) of the Securities Act for complying with new or revised accounting standards. We previously chose to take advantage of the extended transition period for complying with new or revised accounting standards.

The “emerging growth company” classification can be retained for up to five years following an initial public offering of our common stock or until the earlier of certain other criteria being met, including the market value of our common stock that is held by non-affiliates exceeding $700 million as of the last business day of our most recently completed second fiscal quarter or our revenue exceeding $1 billion.

Our costs could increase significantly as a result of operating as a public company, and our management will be required to devote substantial time to complying with public company regulations.

As a public company, and particularly if we cease to be an “emerging growth company,” we could incur significant legal, accounting, and other expenses. In addition, Sarbanes-Oxley, as well as rules promulgated by the SEC and the securities exchanges, will require us to adopt corporate governance practices and impose increased disclosure and enhanced corporate governance practices applicable to U.S. public companies. These rules and regulations may increase our legal and financial compliance costs.

We are committed to maintaining high standards of corporate governance and public disclosure, and our efforts to comply with evolving laws, regulations, and standards are likely to result in increased expenses and a diversion of management’s time and attention from revenue-generating activities to compliance activities. We may not be successful in continuing to implement these requirements and implementing them could adversely affect our business, operating results, and financial condition. In addition, if we fail to implement the requirements with respect to our internal accounting and audit functions, our ability to report our financial results on a timely and accurate basis could be impaired.

Failure to establish and maintain effective internal control over financial reporting could have a material adverse effect on our business and operating results.

Maintaining effective internal control over financial reporting is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud. If we are unable to maintain adequate internal controls, our business and operating results could be harmed. Any failure to remediate deficiencies noted by our management or our independent registered public accounting firm or to implement required new or improved controls or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements.

Provisions in our Restated Articles and our amended and restated bylaws may discourage, delay, or prevent a change in control of our company or changes in our management and, therefore, may adversely affect the price of our common stock.

Our Restated Articles and our amended and restated bylaws include certain provisions that could have the effect of discouraging, delaying, or preventing a change in control of our company or changes in our management, including, among other things:

•	restrictions on the ability of our stockholders to fill a vacancy on our Board of Directors;

•	the ability of our Board of Directors to amend our bylaws without stockholder approval;

•	the division of our Board of Directors into three classes, which provides for three-year terms for each of our directors beginning with those elected at the 2016 annual meeting of stockholders;

•	our ability to issue preferred stock with terms that the Board of Directors may determine, without stockholder approval, which could be used to significantly dilute the ownership of a hostile acquirer;

•	the ability to call special meetings of our stockholders only upon the request of a majority of the Board of Directors, the Chairman of the Board of Directors, the President, or as otherwise authorized by law;

•	provisions that provide that any action required or permitted to be taken at any meeting of the stockholders may be taken by the written consent of the holders of no less than two-thirds of the minimum number of votes that would be entitled to vote at such meeting;

•	provisions that provide that our directors may only be removed from the Board of Directors for any reason by the holders of two-thirds of the outstanding shares of our common stock entitled to vote thereon;

•	the absence of cumulative voting in the election of directors, which may limit the ability of minority stockholders to elect directors; and

•	provisions that provide for advance notice requirements for stockholder proposals and nominations, which may discourage or deter a potential acquirer from soliciting proxies to elect a particular slate of directors or otherwise attempting to obtain control of us.

These provisions in our Restated Articles and our amended and restated bylaws may discourage, delay, or prevent a transaction involving a change in control of our company that is in the best interest of our minority stockholders. Even in the absence of a takeover attempt, the existence of these provisions may adversely affect the prevailing market price of our common stock if they are viewed as discouraging future takeover attempts.

Our directors own a significant percentage of our common stock and as a result will be able to exercise significant control over our company.

As of March 15, 2016, our directors collectively beneficially owned approximately 86.7% of our issued and outstanding common stock. As a consequence, our directors will be able to substantially influence matters requiring stockholder approval, including the election of directors; a merger, consolidation or sale of all or substantially all of our assets; and any other significant transaction. The interests of those stockholders may not always coincide with the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change of control of us otherwise favored by our other stockholders and could depress our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices are located in Scottsdale, Arizona, where we lease approximately 3,300 square feet under a lease that expires in March 2019.

We lease approximately 11,600 square feet in Peoria, Arizona, where we plan to open our first entertainment facility. The lease for this facility expires 10 years from the first day of the month following the completion of the build out of the facility.

ITEM 3.	LEGAL PROCEEDINGS

We may be subject to legal proceedings in the ordinary course of business. As of the date of this Annual Report on Form 10-K, we are not aware of any legal proceedings to which we are a party that we believe could have a material adverse effect on us.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is not traded on a national exchange and there is no established public trading market for shares of our common stock. There is no assurance that a trading market will develop or, if developed, that it will be sustained.

As of March 15, 2016, there were approximately 35,960,333 shares of our common stock issued and outstanding and 256 holders of record of our common stock.

Dividend Policy

We have never declared or paid cash dividends on our common stock. We currently plan to retain any earnings to finance the growth of our business rather than to pay cash dividends. Any future determination as to the declaration and payment of cash dividends, if any, will be at the discretion of our board of directors and will depend on then existing conditions, including our operating results, financial condition, contractual restrictions, capital requirements, business prospects, and other factors our board of directors may deem relevant.

Equity Compensation Plan Information

For equity compensation plan information refer to Item 11 in Part III of this Annual Report on Form 10-K.

Recent Sales of Unregistered Securities

All sales of unregistered securities during the year ended December 31, 2015 are described in our Current Report on Form 8-K filed with the SEC on January 7, 2016.

Issuer Purchases of Equity Securities

None.

ITEM 6.	SELECTED FINANCIAL DATA

Not applicable.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read together with our consolidated financial statements and accompanying notes appearing elsewhere in this Annual Report on Form 10-K. This discussion contains forward-looking statements, based upon our current expectations and related to future events and our future financial performance, that involve risks and uncertainties. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of various factors, including those set forth under “Risk Factors,” “Forward-Looking Statements,” and elsewhere in this Annual Report on Form 10-K.

Our Business

We created and are rolling out nationally an entertainment concept centered around a one-of-a-kind, safe, virtual interactive shooting experience utilizing laser technology-based replica firearms with the look, feel, and weight of real firearms and extensive food and beverage offerings, featuring popular menu items and a variety of liquors, beers, and wines in an upscale environment. Our eatertainment concept is intended to appeal to a very broad customer base of male and female entertainment seekers of all ages, which may include friends, couples, and sponsors of corporate and other events regardless of their experience with shooting. Our eatertainment concept is based on the “savor, sip, and shoot” experience of our guests.

Guests will be able to savor a broad menu of food items throughout our facilities, including in our virtual shooting lounges. Our menus will feature items designed to appeal to a very broad spectrum of guests and will include a wide variety of appetizers, soups, salads, flatbreads, sandwiches, pastas, steaks, seafood, burgers, and desserts. Our menu items will be intended to compare favorably with upscale casual restaurants.

We will also offer our guests the opportunity to experience a wide variety of domestic and imported, popular priced and premium liquors, beers, wines, and signature cocktails. Beverages will be available in our main lounge bar, our full service restaurant, and our shooting lounges in each entertainment facility, allowing for multiple points of sale.

Virtual shooting will be the centerpiece of our entertainment experience. Our facilities generally will contain between 20 and 28 virtual shooting lounges. Each virtual shooting lounge will offer a relaxed environment for groups of two to six people in a semi-private space measuring approximately 12 feet by 16 feet. Each virtual shooting lounge will be anchored by a projection screen and will be furnished with plush lounge seating and a table for sharing food and drinks. Whether an expert marksman or first-time shooter, our upscale entertainment facilities will offer guests the opportunity to test their skills in a wide variety of carefully designed scenarios in a completely safe environment. Our guests can take aim in one of our interactive games, skills drills, or advanced training simulations using our state-of-the-art laser technology-based replica firearms. These replica firearms cannot be converted into a traditional firearm. The replica firearms contain a laser that is engaged with each trigger pull. The laser beam strike on the screen is captured by a hit detection camera that transmits the data to our scenario software. Multiplayer modes allow guests simultaneously to compete against each other or work together as a team in a number of our interactive games and skills drills. Our facilities will also be configured to accommodate corporate events, bachelor and bachelorette parties, birthday parties, and other events. In addition, we will use our entertainment platform as an opportunity to promote firearm safety and to offer training for our guests.

We were incorporated in Nevada in November 2013 under the name Nuvola, Inc. Prior to November 24, 2014, we operated as a subsidiary of Bollente, a company specializing in the manufacturing and sale of high-quality, whole-house, electric tankless water heaters. On November 24, 2014, Bollente spun off our company by declaring a dividend of the shares of our common stock to the Bollente stockholders. As a result of the dividend, we became a company independent of Bollente. On December 31, 2015, we closed the Merger in which our newly formed, wholly owned subsidiary merged with and into Modern Round, pursuant to which (a) Modern Round survived the Merger and became our wholly owned subsidiary; (b) we ceased being a shell company; and (c) we experienced a change in control in which the former members of Modern Round acquired control of our company.

For accounting purposes, the Merger was accounted for as a reverse acquisition, with Modern Round as the accounting acquirer. The consolidated financial statements included in this Annual Report on Form 10-K represent a continuation of the financial statements of Modern Round.

Results of Operations for the year ended December 31, 2015 compared with the period from inception (February 1, 2014) through December 31, 2014

Revenue

We are an early stage company and have generated minimal revenue through December 31, 2015. We are beginning construction on our first entertainment facility located in Peoria, Arizona, which we expect to open in mid-2016.

Research and Development and Software Development Expenses

Research and development and software development cost for the year ended December 31, 2015 was $1,082,182 compared with research and development and software development cost of $113,986 for the period from inception through December 31, 2014, or an increase of $968,196. The increase was due to the increased expenditures related to the development of software and replica firearms in 2015.

General and Administrative Expenses

General and administrative expenses for the year ended December 31, 2015 were $1,568,974 compared with general and administrative expenses of $459,424 for the period from inception through December 31, 2014, or an increase of $1,109,550. The increase was primarily due to increased costs in the amount of $214,000 for the grant of options to employees and directors to purchase shares of common stock during the year ended December 31, 2015 that vested immediately, an increase in payroll expense in the amount of $425,298 related to the hiring of five management employees and four software developers, and an increase in professional fees of $293,703 relating primarily to legal and accounting services rendered in connection with the Merger described elsewhere in this Annual Report on Form 10-K.

Depreciation Expense

Depreciation expense for the year ended December 31, 2015 was $4,773. The increase was due to our property and equipment being placed in service and our purchase of an additional $50,317 of property and equipment during the year ended December 31, 2015. Depreciation expense for the period from inception through December 31, 2014 was $0.

Impairment Expense

Impairment expense was $68,393 for the year ended December 31, 2015. The expense was incurred due to an Arizona series 6 liquor license being remanded by the state of Arizona during the year ended December 31, 2015. In June 2014, we purchased an Arizona series 6 liquor license for $68,393 for use at our first location. The license had been inactive for an extended period of time prior to our purchase. In January 2015, with the assistance of our liquor license consultants, we paid the annual license renewal fee. In December 2015, the state of Arizona notified us that it had remanded the liquor license in early 2015 and that the state’s attempts to notify us were returned as undeliverable. Arizona liquor licenses expire if they remain inactive for two years. Despite several requests by us and our consultants in December 2015 and January 2016, the state of Arizona was unable to restore the license. As a result, we impaired the balance as of December 31, 2015. Impairment expense was $0 for the period from inception through December 31, 2014.

Net Loss

We had a net loss of $2,722,640 for the year ended December 31, 2015 compared with a net loss of $573,410 for the period from inception through December 31, 2014, or an increase of $2,149,230. The increase in net loss for the year ended December 31, 2015 was primarily due to an increase in general and administrative expense and research and development expense as discussed above.

Liquidity and Capital Resources

Our principal liquidity to date has come from the sale of 30,691,914 shares (as adjusted for the Merger conversion ratio) for aggregate proceeds of $2,500,000 in the year ended December 31, 2014. In November and December 2015, prior to the Merger, our wholly owned subsidiary, Modern Round issued convertible promissory notes in the aggregate principal amount of $1,275,000 to independent third parties and certain related parties in a private placement. At December 31, 2015, we had working capital of $738,277, which included $300,000 of equity investments in a public company that may be sold at our discretion.

We anticipate incurring additional expenses during fiscal 2016 to pursue our planned business operations, including additional sales and marketing expenditures as well as possible increases in expenditures for research and development of products and technology and the opening of entertainment facilities.

We formed a wholly owned Arizona limited liability company, MR Peoria, LLC, to conduct operations for our first entertainment facility in Peoria, Arizona. The lease commenced on November 1, 2015 and has a term of 10 years with a total commitment of approximately $2,363,000. In November 2015, MR Peoria, LLC entered into an agreement in the approximate amount of $427,000 for the design and installation of audio, video, and control systems.

In September 2015, we entered into a $118,500 agreement for architectural design and prototype design services for our first entertainment facility to be opened in Peoria, Arizona. Work under the agreement commenced during the fourth quarter of 2015.

In January 2016, we entered into a $95,000 contract with a general contractor to provide services for the build out of the entertainment facility located in Peoria, Arizona. In February 2016, we entered into an agreement to purchase approximately $400,000 of kitchen and related equipment for the Peoria, Arizona facility. In March 2016, we entered into two agreements totaling approximately $566,000 for millwork and furniture for the Peoria, Arizona facility.

The opening of our first entertainment facility is anticipated to be funded primarily through the use of proceeds from our convertible debt offerings. Our ability to continue to execute our business depends upon our ability to generate additional cash from investment proceeds and sales and operations. In the event that we are unable to raise the necessary funds, we will have to modify our current business. In addition, we may not be able to attract the guests necessary to generate positive income from operations, which may require us to modify our business to address our liquidity needs.

Our historical operating expenses and cash needs are not indicative of our current planned operations, as we continue to develop our eatertainment concept and focus on sales, marketing, and operations. Our business will require substantially more cash to operate depending upon how quickly we open our entertainment facilities and the sales volume at those entertainment facilities.

However, if funding is not obtained and sales do not generate sufficient cash flow, we will adjust our strategy and business accordingly. To date, we have been highly dependent upon funding from related parties and convertible debt offerings to support our operations and anticipate we will need additional funding to support our business model for at least the next 12 to 24 months. Given our current operations, traditional debt financing from banking sources may be difficult to obtain, and we may have to continue to rely on equity or debt investments from non-banking sources.

As described in further detail in our consolidated financial statements as of and for the year ended December 31, 2015, we are currently conducting a convertible debt offering to address our present liquidity concerns. We may also need to obtain financing in the public equity markets. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Cash Flows from Operating Activities

Cash used in operating activities was $1,630,901 for the year ended December 31, 2015 compared with cash used in operating activities of $600,821 for the period from inception through December 31, 2014. Cash used in operating activities for the year ended December 31, 2015 included net loss of $2,722,640, offset by non-cash items of $582,808 and cash provided by the change in operating assets and liabilities of $508,931. Cash used in operating activities for the period from inception through December 31, 2014 related to the net loss of $573,410 and the net change in operating assets and liabilities of $27,411. The non-cash items primarily reflected depreciation, amortization of deferred rent, impairment of a liquor license, amortization of equity awards and warrants, and stock-based compensation. The net changes in operating assets and liabilities were primarily related to changes in accounts payable and accrued expenses. Our operating activities may require additional cash in the future from sources of debt and/or equity, depending on the ability of our operations to generate positive cash flow.

Cash Flows from Investing Activities

Cash used in investing activities for the year ended December 31, 2015 and the period from inception through December 31, 2014 was $710,443 and $9,294, respectively. The increase during the year ended December 31, 2015 was due primarily to purchasing trading securities for $300,000 and incurring $360,126 in construction-in-progress payments related to the development of our Peoria, Arizona location.

Cash Flows from Financing Activities

Cash provided by financing activities for the year ended December 31, 2015 was $1,275,000 compared with $2,500,000 for the period from inception through December 31, 2014. Financing activities during the year ended December 31, 2015 consisted primarily of the sale of convertible notes. Financing activities during the period from inception through December 31, 2014 consisted primarily of the issuance of shares of our common stock.

Critical Accounting Estimates and Policies

The preparation of these consolidated financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

As an emerging growth company under the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards.

While our significant accounting policies are more fully described in the notes to our consolidated financial statements included herewith, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

Equity Based Compensation

We account for compensation for all arrangements under which employees, consultants, and others receive common stock or other equity instruments (including options and warrants) in accordance with FASB ASC Topic 718 “Compensation – Stock

Compensation,” or ASC Topic 505-50 “Equity Based Payments to Non-Employees.” Under ASC Topic 718, the fair value of each award is estimated and amortized as compensation expense over the requisite service period. The fair value of our share-based awards is estimated on the grant date using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including our estimated market value per share, expected price volatility, and expected term. As Modern Round was not operating as a public company prior to the Merger, we were unable to use actual price volatility and option life data as input assumptions within our Black-Scholes valuation model. We have used expected volatilities based on the historical volatility of the industry sector in which we operate, in accordance with the guidance set forth in ASC Topic 718.

To estimate the expected term, we chose to utilize the “simplified” method for “plain vanilla” options as discussed in the SEC’s Staff Accounting Bulletin 107, or SAB 107. We believe that all factors listed in SAB 107 as pre-requisites for utilizing the simplified method are true for us and for our share-based payment arrangements. We intend to utilize the simplified method for the foreseeable future until more detailed information about exercise behavior becomes available.

Our risk-free interest rates are based on a zero-coupon U.S. treasury instrument, the term of which is consistent with the expected term of the options and warrants to purchase shares of our common stock. We have not paid and do not anticipate paying cash dividends on our shares. Therefore, the expected dividend yield is assumed to be zero. The fair value of share-based payments is generally amortized on a straight-line basis over the requisite service periods of the awards, which are generally the vesting periods.

We believe there is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under ASC Topic 718. Currently, there is not a market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of share based options and warrant awards is determined in accordance with ASC Topic 718 using an option pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and a willing seller. If factors change and we employ different assumptions in the application of ASC Topic 718 in future periods than those currently applied under ASC Topic 718, the compensation expense we record in future periods under ASC Topic 718 may differ significantly from what we have historically reported.

Research and Development Costs

We charge expenses related to research, design, and development of products to research and development costs as incurred. These expenditures include direct salary costs and/or consultant expenses for research and development personnel and contractors, costs for materials used in research and development activities, and costs for outside services.

Software Development Costs

Software development costs are expensed as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. At each balance sheet date, the unamortized capitalized costs of a computer software product shall be compared to the net realizable value of that product. The amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset shall be written off. No software development costs have been capitalized since inception.

Investments

We determine the appropriate classification of our investments in equity securities at the time of acquisition and reevaluate such determinations at each balance sheet date. Investments in equity not classified as trading, are classified as available for sale, and are carried at fair value, with any unrecognized gains and losses included in the determination of comprehensive income (loss) and reported in stockholders’ equity. The fair value of the investments was based on the value of the same securities recently sold under a private placement memorandum.

Collaborative Arrangement

We entered into a Co-Venture Agreement with VirTra in January 2015. We have evaluated the Co-Venture Agreement and have determined that it is a collaborative arrangement under FASB ASC Topic 808 “Collaborative Arrangements” and that we are the principal participant. As the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in the consolidated financial statements. We will reevaluate whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards, dependent upon the ultimate commercial success of the endeavor.

On the effective date of the Co-Venture Agreement, we issued to VirTra, 1,676,748 shares of our common stock (as adjusted for the Merger conversion ratio), representing a 5% ownership in our company at the time of the signing. The agreement also provides for the grant to VirTra of warrants to purchase 1,676,747 shares (as adjusted for the Merger conversion ratio), representing 5% of our common stock at the time of the signing; and provides for additional shares to assure VirTra ownership of 1% of the outstanding shares on a fully diluted basis. In calculating the compensation related to the warrant to purchase the additional 1,676,747 shares, the fair value was estimated on the date of grant to be $41,065 using the Black-Scholes model under the following assumptions: 2.87 year expected life; 1.34% risk free interest rate; zero dividend rate; and 82% expected volatility. Pursuant to Topic 505-50-30-11, we revalue the warrants at each reporting date until a measurement date is reached. Further, the values of the warrants granted to VirTra have been reflected as a prepaid expense and are being amortized over the expected measurement period through June 2016.

Effects of Inflation

We do not believe that inflation had a material impact on us during the year ended December 31, 2015 or during the period from inception through December 31, 2014.

Off-Balance Sheet Arrangements

We have not entered into any other financial guarantees or other commitments to guarantee the payment obligations of any third parties. We have not entered into any derivative contracts that are indexed to our common stock or that are not reflected in our financial statements. Furthermore, we do not have any variable interest in any unconsolidated entity that provides financing, liquidity, market risk, or credit support to us or engages in leasing, hedging, or research and development services with us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Reference is made to our consolidated financial statements, the notes thereto, and the report thereon, commencing on page F-1 of this Annual Report on Form 10-K, which consolidated financial statements, notes, and report are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Annual Report on Form 10-K. Based on such evaluation, our President and Chief Financial Officer have concluded that, as of such date, our disclosure controls and procedures were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as defined in Rule 13a-15(f) under the Exchange Act, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of financial statements for external purposes in accordance with GAAP.

Due to its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring

Organizations of the Treadway Commission in Internal Control—Integrated Framework. Based on such evaluation, our management concluded that our internal control over financial reporting was effective as of December 31, 2015.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Our management’s report was not subject to attestation by our independent registered public accounting firm pursuant to rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified by management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the most recent fiscal quarter that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on Effectiveness of Controls and Procedures

Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate as a result of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
Mitchell A. Saltz	63	Chairman of the Board
Barry M. Monheit	69	Vice Chairman of the Board
William R. Scheidhauer	48	President and Chief Operating Officer
Ronald L. Miller, Jr.	52	Vice President, Chief Financial Officer, and Secretary

Mitchell A. Saltz has served as Chairman of the Board of our company since December 2015. Mr. Saltz has been a principal of a predecessor and current subsidiary of our company, Modern Round, since February 2014. Mr. Saltz has served since October 2012 as Chairman of the Board of Quest Resource Holding Corporation, or Quest, a provider of management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables and whose stock is listed on the Nasdaq Capital Market. Mr. Saltz served as Chairman of the Board and co-founder of one of Quest’s predecessors, Earth911, Inc., or Earth911, from its inception until October 2012. Mr. Saltz has served as a director of Smith & Wesson Holding Corporation, a manufacturer of firearms, whose stock is listed on Nasdaq Global Select Market, since October 1998 and previously served as its Chairman of the Board and Chief Executive Officer from February 1998 through December 2003. Mr. Saltz has served as the Chairman and Managing Partner of Southwest Capital Partners, LLC, an investment banking firm, since 2009. Mr. Saltz founded Saf-T-Hammer in 1987, which developed and marketed firearm safety and security products designed to prevent the unauthorized access to firearms, which acquired Smith & Wesson Corp. from Tomkins, PLC in May 2001 and changed its name to Smith & Wesson Holding Corporation. We believe Mr. Saltz’s history as a founder of one of our predecessors and his financial, investment, and management experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Barry M. Monheit has served as Vice Chairman of the Board of our company since December 2015. Mr. Monheit has been a principal of a predecessor and current subsidiary of our company, Modern Round, since February 2014. Mr. Monheit also has served as a director of Quest since October 2012. Mr. Monheit served as the President and Chief Executive Officer of Quest from October 2012 to July 2013 and as President, Chief Executive Officer, and director of one of Quest’s predecessors, Earth91l, from June 2011 to July 2013. Mr. Monheit has served as a director of Smith & Wesson Holding Corporation, a publicly held manufacturer of firearms, since February 2004 and as Chairman since October 2004. Mr. Monheit served as a financial and operational consultant from April 2010 to June 2011. From May 2009 to April 2010, Mr. Monheit was a Senior Managing Director of FTI Palladium Partners, a financial consulting division of FTI Consulting, Inc., a New York Stock Exchange-listed global advisory firm dedicated to helping organizations protect and enhance enterprise value in an increasingly complex legal, regulatory, and economic environment. Mr. Monheit was a consultant focusing on financial and operational issues in the corporate restructuring field from January 2005 to May 2009. From July 1992 to January 2005, Mr. Monheit was associated in various capacities with FTI Consulting, Inc., a business advisory firm that provides multidisciplinary solutions to complex challenges and opportunities, serving as the President of its Financial Consulting Division from May 1999 to November 2001. Mr. Monheit was a partner with Arthur Andersen & Co. from August 1988 to July 1992, serving as partner-in-charge of its New York Consulting Division and partner-in-charge of its U.S. Bankruptcy and Reorganization Practice. We believe Mr. Monheit’s history as a principal of a predecessor of our company, his extensive experience in financial and operational consulting gained as an executive of major restructuring firms, and his executive experience with major companies provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

William R. Scheidhauer has served as President and Chief Operating Officer of our company since December 2015. Mr. Scheidhauer has served as President and Chief Operating Officer of a predecessor and current subsidiary of our company, Modern Round, since June 2015. Prior to joining our company, Mr. Scheidhauer served from July 2014 to May 2015 as Chief Operating Officer of Frank Entertainment Group, which operates entertainment locations that mix theaters, bowling, food, and beverage. Mr. Scheidhauer was the Chief Operating Officer of IPic Entertainment, an operator of upscale movie theaters, from July 2008 to July 2014. He was the Chief Operating Officer of Lucky Strike Lanes, an operator of bowling lanes, from June 2003 to July 2007. Mr. Scheidhauer held various executive positions with Jillian’s Entertainment from 1998 to 2003.

Ronald L. Miller, Jr. has served as Vice President, Chief Financial Officer, and Secretary of our company since December 2015. Mr. Miller has been a principal of a predecessor and current subsidiary of our company, Modern Round, since February 2014 and has served as its Chief Financial Officer since April 2015. Mr. Miller also has served as a director and Chairman of the Audit Committee of Quest since October 2012. Mr. Miller served as a director of one of Quest’s predecessors,

Earth911, from July 2010 to October 2012. Mr. Miller is a director and Chairman of the Audit Committee of Airware Labs Corp., a provider of products that improve breathing, safety, and overall wellness. Mr. Miller served as Chief Executive Officer of Southwest Capital Partners, LLC, an investment banking firm, from September 2009 to March 2015. He served as a Managing Director of CKS Securities LLC, an investment banking firm, from February 2010 to December 2011. Mr. Miller served as Vice Chairman of Miller Capital Markets, LLC, a Scottsdale, Arizona headquartered boutique investment banking firm from May 2009 to August 2009. He served as Chief Executive Officer of Alare Capital Partners, LLC, a Scottsdale-based investment banking and strategic advisory firm, from September 2005 to May 2009. From 2001 to 2005, Mr. Miller served as a Managing Director of The Seidler Companies Incorporated, an investment banking firm and member of the NYSE. Mr. Miller served from 1998 to 2001 as a Senior Vice President and was instrumental in the opening of the Phoenix, Arizona office of Wells Fargo Van Kasper. From 1994 to 1998, Mr. Miller served as Senior Vice President of Imperial Capital, and from 1993 to 1994, was associated with the Corporate Finance Department of Ernst & Young. Mr. Miller began his career in the M&A department of PaineWebber, Inc.

There are no family relationships among any of our directors and executive officers.

Corporate Governance

Committee Charters, Corporate Governance Guidelines

As of the date of this Annual Report on Form 10-K, we do not have a formal Audit Committee, Compensation Committee, or Nominations and Corporate Governance Committee. We completed a reverse merger transaction on December 31, 2015, which resulted in a change in control of our company and is described in more detail in our Current Report on Form 8-K filed with the SEC on January 7, 2016. We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our consolidated financial statements. In addition, we believe that at this time, retaining an additional independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances, given the early stages of our development and the fact that we have not generated more than minimal revenue to date.

Codes of Conduct and Ethics

Our Board of Directors has also adopted Corporate Governance Guidelines, a Code of Conduct, and a Code of Ethics for the CEO and Senior Financial Officers. We post on our website, at www.modernround.com our Corporate Governance Guidelines, Code of Conduct, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials specified by SEC regulations. These documents are also available in print to any stockholder requesting a copy in writing from our Secretary at the address of our executive offices set forth in this Annual Report on Form 10-K. At such time as we establish an Audit Committee, a Compensation Committee, and a Nominations and Corporate Governance Committee, we will post the charters of such committees on our website and we will make them available in print to any stockholder requesting a copy in writing from our Secretary at the address of our executive offices set forth in this Annual Report on Form 10-K.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors, officers, and persons that own more than 10 percent of a registered class of our company’s equity securities to file reports of ownership and changes in ownership with the SEC. Directors, officers, and greater than 10 percent stockholders are required by SEC regulations to furnish our company with copies of all Section 16(a) forms they file.

Based solely upon our review of the copies of such forms received by us during the fiscal year ended December 31, 2015, and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of our common stock complied with all Section 16(a) filing requirements during the year ended December 31, 2015, except that (i) the Form 3 filed by Robertson J. Orr on November 17, 2015 was late and (ii) the Form 3 filed by Hayjour Family Limited Partnership on December 22, 2015 was late.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years ended December 31, 2015 and December 31, 2014, information with respect to compensation for services to us earned by principal executive officer, our next most highly compensated executive officer, and our former principal executive officer.

Fiscal 2015 Summary Compensation Table

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards	Option Awards(2)	All Other Compensation(3)	Total
William R. Scheidhauer, President and	2015	$94,790	$0	—	$65,000	$1,750	$161,540
Chief Operating Officer (4)	2014	—	—	—	—	—	$0

Ronald L. Miller, Jr., Vice President,	2015	$112,500	$0	—	$45,000	$0	$157,500
Chief Financial Officer, and Secretary (5)	2014	—	—	—	—	—	$0

Jeffrey I. Rassàs, President,	2015	—	—	—	—	—	$0
Secretary, and Treasurer (6)	2014	—	—	—	—	—	$0

(1)	The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year.

(2)	The amounts in this column reflect the aggregate probable grant date fair value of option awards to our named executive officers during the fiscal year calculated in accordance with FASB ASC Topic 718, Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included elsewhere in this Annual Report on Form 10-K. The amounts reported in this column do not correspond to the actual economic value that may be received by our named executive officers from their option awards.

(3)	The named executive officers participate in certain group health, dental, and vision plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms, and operation. The figure shown for each named executive officer is for employer contributions to a qualified deferred compensation (401(k) plan). Our 401(k) plan provides employees with an opportunity to defer compensation for retirement. Employees may contribute up to 90% of compensation, subject to IRS limits. We match 100% of the first 3% of employee contributions and 50% of employee contributions between 3% and 5% annually.

(4)	Mr. Scheidhauer has served as President and Chief Operating Officer of our wholly owned subsidiary, Modern Round, since June 2015. All amounts reflect compensation paid for 2015 by Modern Round before the Merger. Prior to the Merger, we did not compensate our executive officers. On December 31, 2015, in connection with the Merger, Mr. Scheidhauer was appointed our President and Chief Operating Officer.

(5)	Mr. Miller has served as Chief Financial Officer of our wholly owned subsidiary, Modern Round, since April 2015. All amounts reflect compensation paid for 2015 by Modern Round before the Merger. Prior to the Merger, we did not compensate our executive officers. On December 31, 2015, in connection with the Merger, Mr. Miller was appointed our Vice President, Chief Financial Officer, and Secretary.

(6)	Mr. Rassàs served as President, Secretary, and Treasurer and as a director of our company from our company’s inception in November 2013 until December 31, 2015. Prior to the Merger, we did not compensate our executive officers. Mr. Rassàs resigned from his position as President, Secretary, and Treasurer and his position as director in connection with the Merger.

Outstanding Equity Awards at Fiscal Year-End 2015

The following table provides information regarding outstanding equity awards held by our executive officers as of December 31, 2015 immediately following the Merger.

	Option Awards								Stock Awards
	Number of Securities Underlying Unexercised Options (1)					Equity Incentive Plan Awards: Number of Securities Underlying Unexercised, Unearned	Option Exercise	Option Expiration	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not
Name	Grant Date	Exercisable		Unexercisable		Options	Price	Date	Vested	Vested
William R. Scheidhauer President and Chief Operating Officer	12/31/2015	—		920,757	(2)	—	$0.41	7/1/2025	—	—
Ronald L. Miller, Jr.	12/31/2015	306,919	(3)	—		—	$0.21	9/1/2024	—	—
Vice President, Chief Financial Officer, and Secretary	12/31/2015	306,919	(3)	—		—	$0.41	4/14/2025	—	—

Jeffrey I. Rassàs	—	—		—		—	—	—	—	—

(1)	All of the options granted to our named executive officers were granted and are subject to the terms of our 2015 Incentive Stock Plan, as further described below under “2015 Incentive Stock Plan.”

(2)	One-fifth of the total number of shares subject to the option shall vest and become exercisable on July 1, 2016 and on each anniversary thereafter.

(3)	100% of the total number of shares vested on December 31, 2015.

Employment Agreements

As of December 31, 2015, we had not entered into employment agreements with any of our named executive officers.

Severance Agreements

On June 15, 2015, prior to the Merger, our wholly owned subsidiary, Modern Round, entered into a severance agreement with Mr. Scheidhauer, our President and Chief Operating Officer. Under the terms of the severance agreement, if Mr. Scheidhauer’s employment is terminated by us other than for cause, Mr. Scheidhauer will be entitled to receive (i) his base salary for a period of 12 months following such termination, (ii) a portion of the bonus earned by Mr. Scheidhauer for the period commencing on the first day of the fiscal year for which the bonus is calculated and ending on the date of termination, and (iii) all unvested stock-based compensation held by Mr. Scheidhauer will vest as of the date of termination. For purposes of the severance agreement, “cause” means any termination of Mr. Scheidhauer’s employment by us as a result of Mr. Scheidhauer engaging in an act or acts involving a crime, moral turpitude, fraud, or dishonesty, or Mr. Scheidhauer’s willfully violating in a material respect our Corporate Governance Guidelines, Code of Conduct, or any applicable Code of Ethics, including, without limitation, the provisions thereof relating to conflicts of interest or related party transactions. The severance agreement prohibits Mr. Scheidhauer from competing with our company for a period of 24 months following the termination of his employment by us other than for cause or upon resignation by Mr. Scheidhauer. The severance agreement also prohibits Mr. Scheidhauer from soliciting or hiring any person who is employed by or was employed by us within 12 months of the termination of Mr. Scheidhauer’s employment for the purpose of having any such employee engage in services that are the same as or similar or related to the services that such employee provided for our company.

On June 15, 2015, prior to the Merger, our wholly owned subsidiary, Modern Round, entered into a severance agreement with Mr. Miller, our Vice President, Chief Financial Officer, and Secretary. Under the terms of the severance agreement, if Mr. Miller’s employment is terminated by us other than for cause, Mr. Miller will be entitled to receive (i) his base salary for a period of 12 months following such termination, (ii) a portion of the bonus earned by Mr. Miller for the period commencing on the first day of the fiscal year for which the bonus is calculated and ending on the date of termination, and (iii) all unvested stock-based compensation held by Mr. Miller will vest as of the date of termination. For purposes of the severance agreement, “cause” means any termination of Mr. Miller’s employment by us as a result of Mr. Miller engaging in an act or acts involving a crime, moral turpitude, fraud, or dishonesty, or Mr. Miller’s willfully violating in a material respect our Corporate Governance Guidelines, Code of Conduct, or any applicable Code of Ethics, including, without limitation, the provisions thereof relating to conflicts of interest or related party transactions. The severance agreement prohibits Mr. Miller from competing with our company for a period of 24 months following the termination of his employment by us other than for cause or upon resignation by Mr. Miller. The severance agreement also prohibits Mr. Miller from soliciting or hiring any person who is employed by or was employed by us within 12 months of the termination of Mr. Miller’s employment for the purpose of having any such employee engage in services that are the same as or similar or related to the services that such employee provided for our company.

The foregoing description of the severance agreements is a summary only and does not purport to be a complete description of all of the terms contained in the severance agreements and is subject to and qualified in its entirety by reference to the full text of the severance agreements attached hereto as Exhibits 10.6 and 10.7.

2015 Incentive Stock Plan

In connection with the Merger, on December 31, 2015, our Board of Directors and stockholders approved the 2015 Incentive Stock Plan, or the 2015 Plan.

Purpose

The purpose of the 2015 Plan is to assist us and our subsidiaries and other designated affiliates, which we refer to as “Related Entities,” in attracting, motivating, retaining (including through designated retention awards), and rewarding high-quality executives, employees, officers, directors, and individual consultants who provide services to us or our Related Entities, by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with performance incentives to expend their maximum efforts in the creation of stockholder value.

Awards

The 2015 Plan provides for the grant of stock options, stock appreciation rights, or SARs, restricted stock, restricted stock units, or RSUs, bonus stock, dividend equivalents, other stock-based awards, and performance awards that may be settled in cash, stock, or other property.

Shares Available for Awards; Limitations; Adjustments

A total of 7,000,000 shares of our common stock are reserved and available for issuance in connection with awards under the 2015 Plan. Any shares under the 2015 Plan that are not issued because the awards terminate without the issuance of shares, or because of the withholding of shares to pay taxes or the exercise price of an award, will be available for issuance under the 2015 Plan.

The 2015 Plan imposes individual limitations on the amount of certain awards in part with the intention to comply with Section 162(m) of the Internal Revenue Code of 1986, as amended, or the Code. Under these limitations, in any fiscal year of our company during any part of which the 2015 Plan is in effect, no participant may be granted (i) stock options and/or SARs with respect to more than 3,000,000 shares of common stock, or (ii) restricted stock, RSUs, performance awards, and/or other stock based-awards that are subject to the provisions of the 2015 Plan that are intended to qualify awards as “performance based compensation” not subject to the limitation on tax deductibility by us under Section 162(m) of the Code, that may be settled by the issuance of more than 3,000,000 shares of common stock, in each case, subject to adjustment in certain circumstances. The maximum amount of cash and the fair market value of property other than shares of common stock that may be paid out to any one participant in settlement of any restricted stock, RSUs, performance awards, and/or other stock based-awards that are subject to the provisions of the 2015 Plan that are intended to qualify awards as “performance based compensation” not subject to the limitation on tax deductibility by our company under Section 162(m) of the Code, is (i) $5.0 million with respect to any 12-month performance period (not prorated for any performance period that is less than 12 months), and (ii) with respect to any performance period that is more than 12 months, $5.0 million multiplied by the number of full or partial 12-month periods that are in the performance period.

The aggregate fair market value of our common stock on the date of grant underlying incentive stock options that can be exercisable by any individual for the first time during any year cannot exceed $1,000,000 (or such other amount as specified in Section 422 of the Code). Any excess will be treated as a non-qualified stock option.

Notwithstanding any other provision of the 2015 Plan to the contrary, the aggregate grant date fair value (computed as of the date of grant in accordance with applicable financial accounting rules) of all awards granted to any continuing outside director during any fiscal year of the company will not exceed $400,000 or $800,000 in the case of a new director.

The committee (as defined below) is prohibited from taking any of the following actions without approval of our stockholders: (i) lower the exercise or grant price per share of an option or SAR after it is granted, (ii) cancel an option or SAR when the exercise or grant price per share exceeds the fair market value of the underlying shares in exchange for cash or another award,

(iii) cancel an outstanding option or SAR in exchange for an option or SAR with an exercise or grant price that is less than the exercise or grant price of the original option or SAR, or (iv) take any other action with respect to an option or SAR award that may be treated as a repricing pursuant to the applicable rules of the stock exchange or quotation system on which shares of our common stock are listed or quoted.

In the event that any dividend or other distribution, recapitalization, forward or reverse split, reorganization, merger, consolidation, spinoff, combination, repurchase, share exchange, liquidation, dissolution, or other similar corporate transaction or event affects our common stock, then the committee will substitute, exchange, or adjust any or all of the following in such manner as it deems equitable: (1) the kind and number of shares available under the 2015 Plan; (2) the kind and number of shares subject to limitations on awards described in the preceding section; (3) the kind and number of shares subject to all outstanding awards; (4) the exercise price, grant price, or purchase price relating to any award; and (5) any other affected terms of awards.

Eligibility

The persons eligible to receive awards under the 2015 Plan are the officers, directors, employees, and consultants who are natural persons providing bona fide services to our company or any Related Entity and whose services are not in connection with the offer or sale of securities in a capital raising transaction, and do not directly or indirectly promote or maintain a market for shares of our common stock. The foregoing notwithstanding, only employees of our company, or any parent corporation or subsidiary corporation of our company (as those terms are defined in Sections 424(e) and (f) of the Code, respectively) are eligible for purposes of receiving any incentive stock options that are intended to comply with the requirements of Section 422 of the Code.

Administration

The 2015 Plan is to be administered by the compensation committee of our Board of Directors; provided, however, that if our Board of Directors fails to designate a compensation committee or if there are no longer any members on the compensation committee so designated by our Board of Directors, or for any other reason determined by our Board of Directors, then the Board of Directors will serve as the committee. Subject to the terms of the 2015 Plan, the committee is authorized to select eligible persons to receive awards, grant awards, determine the type, number and other terms and conditions of, and all other matters relating to, awards, prescribe award agreements (which need not be identical for each participant), and the rules and regulations for the administration of the 2015 Plan, construe and interpret the 2015 Plan and award agreements, correct defects, supply omissions or reconcile inconsistencies therein, and make all other decisions and determinations as the committee may deem necessary or advisable for the administration of the 2015 Plan. The committee also is permitted to delegate the performance of certain functions, including administrative functions, of the 2015 Plan to our officers or managers, or committees of them.

Stock Options and Stock Appreciation Rights

The committee is authorized to grant stock options, including both incentive stock options, which can result in potentially favorable tax treatment to the participant, and non-qualified stock options, and SARs entitling the participant to receive the amount by which the fair market value of a share of common stock on the date of exercise exceeds the grant price of the SAR. The exercise price per share subject to an option and the grant price of a SAR are determined by the committee, provided that the exercise price per share of an option and the grant price per share of a SAR will be no less than 100% of the fair market value of a share of common stock on the date such option or SAR is granted. An option granted to a person who owns or is deemed to own stock representing 10% or more of the voting power of all classes of stock of our company or any parent company (sometimes referred to as a “10% owner”) will not qualify as an incentive stock option unless the exercise price for the option is not less than 110% of the fair market value of a share of common stock on the date such incentive stock option is granted.

The maximum term of each option or SAR, the times at which each option or SAR will be exercisable, and provisions requiring forfeiture of unexercised options or SARs at or following termination of employment generally are fixed by the committee, except that no option or SAR may have a term exceeding ten years, and no incentive stock option granted to a 10% owner (as described above) may have a term exceeding five years (to the extent required by the Code at the time of grant). Methods of exercise and settlement and other terms of options and SARs are determined by the committee. The committee, thus, may permit the exercise price of options awarded under the 2015 Plan to be paid in cash, shares, other awards or other property (including loans to participants).

Restricted Stock and Restricted Stock Units

The committee is authorized to grant restricted stock and RSUs. Restricted stock is a grant of shares of common stock, which are subject to such risks of forfeiture and other restrictions as the committee may impose, including time or performance restrictions or both. A participant granted restricted stock generally has all of the rights of a stockholder of our company (including voting and dividend rights), unless otherwise determined by the committee. An award of RSUs confers upon a participant the right to receive shares of common stock or cash equal to the fair market value of the specified number of shares covered by the RSUs at the end of a specified deferral period, subject to such risks of forfeiture and other restrictions as the committee may impose. Prior to settlement, an award of RSUs carries no voting or dividend rights or other rights associated with share ownership, although dividend equivalents may be granted, as discussed below.

Dividend Equivalents

The committee is authorized to grant dividend equivalents conferring on participants the right to receive, currently or on a deferred basis, cash, shares of common stock, other awards or other property equal in value to dividends paid on a specific number of shares of common stock or other periodic payments. Dividend equivalents may be granted in connection with another award, may be paid currently or on a deferred basis and, if deferred, may be deemed to have been reinvested in additional shares of common stock, awards, or otherwise as specified by the committee.

Bonus Stock and Awards in Lieu of Cash Obligations

The committee is authorized to grant shares of our common stock as a bonus free of restrictions for services performed for our company or to grant shares of our common stock or other awards in lieu of our obligations to pay cash under the 2015 Plan or other plans or compensatory arrangements.

Other Stock-Based Awards

The committee is authorized to grant awards under the 2015 Plan that are denominated or payable in, valued by reference to, or otherwise based on or related to shares of our common stock.

Performance Awards

The committee is authorized to grant performance awards to participants on terms and conditions established by the committee. The performance criteria to be achieved during any performance period and the length of the performance period will be determined by the committee upon the grant of the performance award. Performance awards may be valued by reference to a designated number of shares (in which case they are referred to as performance shares) or by reference to a designated amount of property including cash (in which case they are referred to as performance units). Performance awards may be settled by delivery of cash, shares of common stock or other property, or any combination thereof, as determined by the committee.

Other Terms of Awards

Awards may be settled in the form of cash, shares of our common stock, other awards, or other property in the discretion of the committee. The committee may require or permit participants to defer the settlement of all or part of an award in accordance with such terms and conditions as the committee may establish, including payment or crediting of interest or dividend equivalents on deferred amounts, and the crediting of earnings, gains, and losses based on deemed investment of deferred amounts in specified investment vehicles. The committee is authorized to place cash, shares of common stock, or other property in trusts or make other arrangements to provide for payment of our obligations under the 2015 Plan. The committee may condition any payment relating to an award on the withholding of taxes and may provide that a portion of any shares of common stock or other property to be distributed will be withheld (or previously acquired shares of common stock or other property be surrendered by the participant) to satisfy withholding and other tax obligations. Awards granted under the 2015 Plan generally may not be pledged or otherwise encumbered and are not transferable except by will or by the laws of descent and distribution, or to a designated beneficiary upon the participant’s death, except that the committee may, in its discretion, permit transfers subject to any terms and conditions the committee may impose thereon.

Acceleration of Vesting; Change in Control

Subject to certain limitations contained in the 2015 Plan, including those described in the following paragraph, the committee may, in its discretion, accelerate the exercisability, the lapsing of restrictions or the expiration of deferral or vesting periods of any award. In the event of a “change in control” of our company, as defined in the 2015 Plan, any restrictions, deferral of settlement, and forfeiture conditions applicable to an award will not lapse, and any performance goals and conditions applicable to an award will not be deemed to have been met, as of the time of the change in control, unless either (i) we are the surviving entity in the change in control and the award does not continue to be outstanding after the change in control on substantially the same terms and conditions as were applicable immediately prior to the change in control or (ii) the successor company does not assume or substitute for the applicable award, as determined in accordance with the terms of the 2015 Plan. In the event of a change in control and either, (i) we are the surviving entity in the change in control and the award does not continue to be outstanding after the change in control on substantially the same terms and conditions as were applicable immediately prior to the change in control or (ii) the successor company does not assume or substitute for the applicable award, as determined in accordance with the terms of the 2015 Plan, the applicable award agreement may provide that any restrictions, deferral of settlement, and forfeiture conditions applicable to an award will lapse, and any performance goals and conditions applicable to an award shall be deemed to have been met, as of the time of the change in control. If the award continues to be outstanding after the change in control on substantially the same terms and conditions as were applicable immediately prior to the change in control, or the successor company assumes or substitutes for the applicable award, as determined in accordance with the 2015 Plan, the applicable award agreement may provide that with respect to each award held by such participant at the time of the change in control, in the event a participant’s employment is terminated without “cause” by our company or any Related Entity or by such successor company or by the participant for “good reason,” as those terms are defined in the 2015 Plan, within 24 months following such change in control, any restrictions, deferral of settlement, and forfeiture conditions applicable to each such award will lapse, and any performance goals and conditions applicable to each such award will be deemed to have been met, as of the date on which the participant’s employment is terminated.

Amendment and Termination

Our Board of Directors may amend, alter, suspend, discontinue, or terminate the 2015 Plan or the committee’s authority to grant awards without further stockholder approval, except that stockholder approval must be obtained for any amendment or alteration if such approval is required by law or regulation or under the rules of any stock exchange or quotation system on which shares of our common stock are then listed or quoted; provided that, except as otherwise permitted by the 2015 Plan or an award agreement, without the consent of an affected participant, no such action by our Board of Directors may materially and adversely affect the rights of such participant under the terms of any previously granted and outstanding award. The 2015 Plan will terminate at the earliest of (i) such time as no shares of common stock remain available for issuance under the 2015 Plan, (ii) termination of the 2015 Plan by our Board of Directors, or (iii) the tenth anniversary of the effective date of the 2015 Plan.

Securities Authorized for Issuance Under Equity Compensation Plans

For information regarding securities authorized for issuance under our equity compensation plan, refer to Item 12 in this Part III of this Annual Report on Form 10-K.

Director Compensation

We currently do not pay our non-employee directors for their service on our Board of Directors. We reimburse our non-employee directors for their cost of attending meetings. We provide health insurance benefits for certain of our directors. For the fiscal year ended December 31, 2015, all directors of our company received the compensation in the table below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)		Total ($)
Mitchell A. Saltz (1)	—	—	—	—	—	—		—

Barry M. Monheit (2)	—	—	—	—	—	$7,503	(4)	$7,503

Robertson J. Orr (3)	—	—	—	—	—	—		—

(1)	Mr. Saltz was appointed as a director of our company on December 31, 2015 in connection with the Merger.

(2)	Mr. Monheit was appointed as a director of our company on December 31, 2015 in connection with the Merger.

(3)	Mr. Orr served as a director of our company from our company’s inception in November 2013 until December 31, 2015. Mr. Orr resigned from his position as director in connection with the Merger.

(4)	Mr. Monheit received reimbursement for certain health premium costs outside of the health benefits plans generally available to our salaried employees.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock following the closing of the Merger, as of March 15, 2016, for (i) each person known by us to be a beneficial owner of 5% or more of any class of our voting securities; (ii) each named executive officer and director; and (iii) all directors and executive officers as a group. As of March 15, 2016, we had 35,960,333 shares of common stock issued and outstanding.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of stock that such person has the right to acquire within 60 days of March 15, 2016. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 15, 2016 is deemed to be outstanding, but is not deemed to be outstanding for the purpose of computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is 7333 East Doubletree Ranch Road, Suite D-250, Scottsdale, Arizona 85258.

	Common Stock
Name of Beneficial Owner	Number		% of Total
Named Executive Officers and Directors:
William R. Scheidhauer	243,902	(1)	*
Ronald L. Miller, Jr.	613,838	(2)	1.7%
Mitchell A. Saltz	27,138,385	(3)	70.4%
Barry M. Monheit	7,150,449	(4)	19.3%
All executive officers and directors as a group (four people)	35,146,574	(5)	87.0%

5% Stockholders
Stockbridge Enterprises, L.P.	25,910,708	(6)	67.2%
BK Entertainment, L.L.C.	7,147,949	(7)	19.3%
VirTra Systems, Inc.	1,830,207	(8)	5.1%

*	Less than 1%.

(1)	Consists of 243,902 shares of common stock issuable upon the conversion of a convertible promissory note, which may be converted within 60 days of March 15, 2016.

(2)	Consists of options to purchase 613,838 shares of common stock, which are exercisable within 60 days of March 15, 2016.

(3)	Consists of (a) 23,335,854 shares of common stock owned by Stockbridge Enterprises, L.P., an entity controlled by Mr. Saltz; (b) 1,227,677 shares of common stock owned by VSRA Holdings, L.L.C., an entity controlled by Mr. Saltz; (c) an option to purchase 2,087,050 shares of common stock owned by Stockbridge Enterprises, L.P., which is exercisable within 60 days of March 15, 2016; and (d) 487,804 shares of common stock issuable upon the conversion of a convertible promissory note issued to Stockbridge Enterprises, L.P., which may be converted within 60 days of March 15, 2016.

(4)	Consists of (a) 2,500 shares of common stock owned by the Monheit Family Trust u/a dtd. 7/16/02, over which Mr. Monheit has voting and dispositive power; (b) 6,138,383 shares of common stock owned by BK Entertainment, L.L.C., an entity controlled by Mr. Monheit; (c) an option to purchase 521,762 shares of common stock owned by BK Entertainment, L.L.C., which is exercisable within 60 days of March 15, 2016; and (d) 487,804 shares of common stock issuable upon the conversion of a convertible promissory note issued to BK Entertainment, L.L.C., which may be converted within 60 days of March 15, 2016.

(5)	Consists of (a) options to purchase 3,222,650 shares of common stock, which are exercisable within 60 days of March 15, 2016; (b) 23,335,854 shares of common stock owned by Stockbridge Enterprises, L.P., an entity controlled by Mr. Saltz; (c) 1,227,677 shares of common stock owned by VSRA Holdings, L.L.C., an entity controlled by Mr. Saltz; (d) 6,138,383 shares of common stock owned by BK Entertainment, L.L.C., an entity controlled by Mr. Monheit; (e) 2,500 shares of common stock owned by the Monheit Family Trust u/a dtd. 7/16/02, over which Mr. Monheit has voting and dispositive power; and (f) 1,219,510 shares of common stock issuable upon the conversion of certain convertible promissory notes, which may be converted within 60 days of March 15, 2016.

(6)	Includes (a) an option to purchase 2,087,050 shares of common stock, which is exercisable within 60 days of March 15, 2016; and (b) 487,804 shares of common stock issuable upon the conversion of a convertible promissory note, which may be converted within 60 days of March 15, 2016. Mr. Saltz controls the investment decisions with respect to all such shares. Stockbridge Enterprises, L.P. is owned by a limited partnership in which Mr. Saltz owns an indirect interest. The address for Stockbridge Enterprises, L.P. is 7377 East Doubletree Ranch Road, Suite 200, Scottsdale, Arizona 85258.

(7)	Includes (a) an option to purchase 521,762 shares of common stock, which is exercisable within 60 days of March 15, 2016; and (b) 487,804 shares of common stock issuable upon the conversion of a convertible promissory note, which may be converted within 60 days of March 15, 2016. Mr. Monheit controls the investment decisions with respect to all such shares. The address for BK Entertainment, L.L.C. is 7333 East Doubletree Ranch Road, Suite D-250, Scottsdale, Arizona 85258.

(8)	Includes an option to purchase 153,459 shares of common stock, which is exercisable within 60 days of March 15, 2016. The address for VirTra Systems, Inc. is 7970 South Kyrene Road, Tempe, Arizona 85284.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information as of December 31, 2015 with respect to shares of our common stock that may be issued under our 2015 Plan.

Plan Category	(a) Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	(b) Weighted- average exercise price of all outstanding options, warrants and rights		(c) Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	5,186,927	$0.37	(3)	1,813,073
Equity compensation plans not approved by security holders	—	—		—

Total	5,186,927	$0.37	(3)	1,813,073

(1)	Consists of our 2015 Plan.

(2)	Consists of shares issuable upon the exercise of outstanding options to purchase shares of our common stock granted under our 2015 Plan.

(3)	Calculation excludes options to purchase 184,150 shares of common stock for which the exercise price is the price at which the company first sells stock to independent investors in a private placement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Board of Directors has determined, after considering all of the relevant facts and circumstances, that Messrs. Saltz and Monheit qualify as independent directors, as “independence” is defined by the listing standards of Nasdaq and by the SEC.

Related Party Transactions

Our Board of Directors, which consists entirely of independent directors, reviews and approves all related party transactions, including any contracts or other transactions with current or former executive officers of our company, such as consulting arrangements, employment agreements, change-in-control agreements, termination arrangements, and loans to employees made or guaranteed by our company. We have a policy that we will not enter into any such transaction unless the transaction is determined by our Board of Directors to be fair to us or is approved by our Board of Directors or by our stockholders. Any determination by our Board of Directors is based on a review of the particular transaction, applicable laws and regulations, and policies of our company (including those set forth above under “Corporate Governance” or published on our website). As appropriate, our Board of Directors shall consult with our legal counsel.

We entered into a Consulting Agreement with Hayjour Family, LP, or Hayjour, an entity affiliated with Jeffrey Rassàs, our former President, Secretary, and Treasurer and a former director of our company, pursuant to which we issued, as compensation for consulting services, 950,000 units that, under the terms of the Agreement and Plan of Merger, or the Merger Agreement, automatically converted, based on the Merger conversion ratio, into 1,166,293 shares of our common stock.

On November 16, 2015, prior to the Merger, our wholly owned subsidiary, Modern Round, issued a convertible promissory note to Stockbridge Enterprises, L.P., or Stockbridge, an entity affiliated with Mr. Saltz, our Chairman of the Board, in the original principal amount of $200,000. The note bears interest at 8% per annum and is due and payable two years from the date of issuance. The note was convertible, at the option of the holder, into units of Modern Round (or shares, if applicable) of the company (or its parent company, if applicable) at a price equal to $0.50 per unit or an amount per share determined based upon the applicable conversion ratio for converting units of the company into shares of its parent company. Upon the closing of the Merger, the note automatically converted into a promissory note, which is convertible, based on the Merger conversion ratio, into shares of our common stock at a price equal to $0.41 per share.

On November 16, 2015, prior to the Merger, our wholly owned subsidiary, Modern Round, issued a convertible promissory note to BK Entertainment, L.L.C., or BK Entertainment, an entity affiliated with Mr. Monheit, our Vice Chairman of the Board, in the original principal amount of $200,000. The note bears interest at 8% per annum and is due and payable two years from the date of issuance. The note was convertible, at the option of the holder, into units of Modern Round (or shares, if applicable) of the company (or its parent company, if applicable) at a price equal to $0.50 per unit or an amount per share determined based upon the applicable conversion ratio for converting units of the company into shares of its parent company. Upon the closing of the Merger, the note automatically converted into a promissory note, which is convertible, based on the Merger conversion ratio, into shares of our common stock at a price equal to $0.41 per share.

On November 16, 2015, prior to the Merger, our wholly owned subsidiary, Modern Round, issued a convertible promissory note to Mr. Scheidhauer, our President and Chief Operating Officer, in the original principal amount of $100,000. The note bears interest at 8% per annum and is due and payable two years from the date of issuance. The note was convertible, at the option of the holder, into units of Modern Round (or shares, if applicable) of the company (or its parent company, if applicable) at a price equal to $0.50 per unit or an amount per share determined based upon the applicable conversion ratio for converting units of the company into shares of its parent company. Upon the closing of the Merger, the note automatically converted into a promissory note, which is convertible, based on the Merger conversion ratio, into shares of our common stock at a price equal to $0.41 per share.

Effective November 1, 2015, prior to the Merger, our wholly owned subsidiary, Modern Round, entered into a License Agreement with Yael Rennert, a niece of Mr. Saltz, our Chairman of the Board. The License Agreement grants an exclusive license to Ms. Rennert to use in Israel the hardware, software, operating manuals, trademarks, and other concepts developed by Modern Round in exchange for a licensing fee of $40,000, payable in 10 monthly installments of $4,000 each, and a royalty of 6% of total monthly sales. The License Agreement terminates on November 1, 2035.

In November 2015, prior to the Merger, Mr. Saltz, a director of our company, entered into a guarantee agreement pursuant to which he guaranteed the obligations of our wholly owned subsidiary, Modern Round, under the lease agreement for our Peoria, Arizona location. The guarantee terminates after five years and may be replaced by a corporate guarantee if we attain a certain market capitalization.

In July 2015, prior to the Merger, our wholly owned subsidiary, Modern Round, entered into an agreement for software development with a third party software development company. The agreement provides for an initial payment of $31,000 and monthly payments thereafter of $25,000 until the expected completion of the project. Mr. Saltz, a director of our company, is a stockholder of the software development company providing such services to us.

On April 14, 2015, prior to the Merger, our wholly owned subsidiary, Modern Round, issued an option to purchase 1,700,000 units of Modern Round to Barricade Enterprises Limited Partnership, or Barricade, which was subsequently transferred to Stockbridge, each of which are entities affiliated with Mr. Saltz, our Chairman of the Board. The option fully vested and became exercisable on the date of grant at an exercise price equal to $0.50 per unit. The option terminates on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option. Under the terms of the Merger Agreement, the option was exchanged, using the Merger conversion ratio, for a new option to purchase a total of 2,087,050 shares of our common stock at an exercise price of $0.41 per share.

On April 14, 2015, prior to the Merger, our wholly owned subsidiary, Modern Round, issued an option to purchase 425,000 units of Modern Round to BK Entertainment, an entity affiliated with Mr. Monheit, our Vice Chairman of the Board. The option fully vested and became exercisable on the date of grant at an exercise price equal to $0.50 per unit. The option terminates on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option. Under the terms of the Merger Agreement, the option was exchanged, using the Merger conversion ratio, for a new option to purchase a total of 521,762 shares of our common stock at an exercise price of $0.41 per share.

On April 14, 2015, prior to the Merger, our wholly owned subsidiary, Modern Round, issued an option to purchase 125,000 units of Modern Round to VirTra. The option was issued as compensation for services provided. The option fully vested and became exercisable on the date of grant at an exercise price equal to $0.50 per unit. The option terminates on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option. Under the terms of the Merger Agreement, the option was exchanged, using the Merger conversion ratio, for a new option to purchase a total of 153,459 shares of our common stock at an exercise price of $0.41 per share.

In April 2015, prior to the Merger, our wholly owned subsidiary, Modern Round, purchased shares of common stock of Bollente having a fair market value of $300,000 in a private placement. Modern Round acquired the shares of common stock prior to engaging in any discussions regarding a potential transaction involving Bollente or our company.

Effective November 10, 2014, prior to the Merger, our wholly owned subsidiary, Modern Round, entered into a Management Services Agreement with Virtual Management, L.L.C., a Nevada limited liability company and an entity owned and controlled by Messrs. Saltz and Monheit, our Chairman of the Board and Vice Chairman of the Board, respectively, pursuant to which Virtual Management, L.L.C. would act as manager of Modern Round and supervise and manage its day-to-day operations. The agreement provides for an annual management fee of $12,000 payable to Virtual Management, L.L.C. The term of the agreement was one year and automatically renewed for successive annual terms unless terminated by either party. The Management Services Agreement was terminated upon the closing of the Merger.

On May 5, 2014, prior to the Merger, our wholly owned subsidiary, Modern Round, entered into a General Contract for Services with Evolve Design Concepts, LLC, an entity affiliated with Kimberly Saltz, the spouse of Mr. Saltz, our Chairman of the Board, pursuant to which Evolve Design Concepts, LLC would provide to Modern Round design and decorating services for new business locations, including the selection and ordering of furniture and interior furnishings. The agreement provided that Modern Round pay to Evolve Design Concepts, LLC $60,000 per location, payable in equal monthly installments of $5,000 for a period of 12 months. The agreement was for a term of two years, which could be extended for two additional terms of two years each at the option of Evolve Design Concepts, LLC. The agreement was terminated in November 2015.

Prior to the closing of the Merger, our company utilized the office space of Bollente, our parent company prior to the spin-off of our company, for no charge. Following the closing of the Merger, we no longer utilize the office space of Bollente.

On May 1, 2014, we entered into a Software Services License Agreement with Bollente, pursuant to which we granted Bollente a non-exclusive, non-transferable license to use our cloud diagnostic software, database, and source code relating to certain of our trutankless® model water heaters. The initial term of the agreement was one year, which initial term expired on May 1, 2015, but automatically continued thereafter until terminated by written agreement of both parties. During the term of the agreement, Bollente paid us between $3,100 and $5,800 per month depending upon the number of units sold. On December 16, 2015, we sold to Bollente the intellectual property subject to the license and terminated the Software Services License Agreement.

Through September 30, 2015, we loaned to Bollente an aggregate principal amount of $203,500 pursuant to oral arrangements. The loan bore an interest rate of 0% per annum and was not secured by any assets of Bollente. The loan was due and payable upon the request of our company. As of December 31, 2015, the balance of the principal amount owed to our company by Bollente was forgiven.

Through September 30, 2015, Bollente loaned to our company an aggregate principal amount of $86,000 pursuant to oral arrangements. The loan bore an interest rate of 0% per annum and was not secure by any assets of our company. The loan was due and payable upon the request of Bollente. On August 15, 2014, Bollente converted $248 of this loan into 248,224 shares of our restricted common stock. On October 9, 2014, Bollente converted $28 of this loan into 28,191 shares of our restricted common stock. As of December 31, 2015, the balance of the principal amount owed to Bollente by our company was forgiven.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to our company by Semple, Marchal and Cooper, LLP for the fiscal year ended December 31, 2015 and for the period from inception through December 31, 2014 are as follows:

	2015	2014
Audit Fees (1)	$54,876	$33,096
Audit-Related Fees (2)	34,306	—
Tax Fees (3)	863	1,816
All Other Fees (4)	—	—

Total	$90,045	$34,912

(1)	Audit fees consist of billings for professional services normally provided in connection with statutory and regulatory filings, including (i) fees associated with the audits of our consolidated financial statements and (ii) fees associated with our quarterly reviews.

(2)	Audit-related fees consist of billings for professional services for the review of SEC filings or other reports containing the audited financial statements, including merger related services.

(3)	Tax fees consist primarily of tax related advisory services.

(4)	All other fees include general advisory professional services primarily related to research on accounting or other regulatory matters.

Audit Committee Pre-Approval Policies and Procedures

We currently do not have a formal audit committee and our Board of Directors approves all audit services, audit-related services, tax services, and other services provided by our independent registered public accounting firm. All of the services provided by Semple, Marchal and Cooper, LLP described above were approved by our Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits

Exhibit No.	Exhibit

2.1	Separation and Distribution Agreement, dated as of August 25, 2014, by and between Bollente Companies Inc. and Nuvola, Inc. (1)

2.2	Addendum No. 1 to Separation and Distribution Agreement, dated as of October 9, 2014, by and between Bollente Companies Inc. and Nuvola, Inc. (1)

2.3*	Agreement and Plan of Merger, dated as of December 31, 2015, by and among Nuvola, Inc.; Nuvola Merger Sub, LLC; and Modern Round, L.L.C. (2)

3.1	Articles of Incorporation of Nuvola, Inc. (1)

3.1(a)	Amended and Restated Articles of Incorporation of Modern Round Entertainment Corporation (3)

3.2	Bylaws of Nuvola, Inc. (1)

3.2(a)	Amended and Restated Bylaws of Modern Round Entertainment Corporation (2)

4.2	Form of Common Stock Certificate (1)

10.6**	Severance Agreement, dated as of June 15, 2015, by and between Modern Round, L.L.C. and William R. Scheidhauer (2)

10.7**	Severance Agreement, dated as of June 15, 2015, by and between Modern Round, L.L.C. and Ronald L. Miller, Jr. (2)

10.8**	2015 Incentive Stock Plan (2)

10.8(a)**	Form of Non-Qualified Stock Option Agreement (2)

10.8(b)**	Form of Incentive Stock Option Agreement (2)

10.8(c)**	Form of Restricted Stock Award Agreement (2)

10.9**	Form of Indemnity Agreement (2)

10.10†	Co-Venture Agreement, dated January 26, 2015, by and between Modern Round, L.L.C. and VirTra Systems, Inc. (2)

14.1	Code of Conduct (2)

14.2	Code of Ethics for the CEO and Senior Financial Officers (2)

16.1	Letter of De Joya Griffith, LLC to the Securities and Exchange Commission dated July 10, 2015 (1)

16.2	Letter of Seale & Beers, CPAs to the Securities and Exchange Commission dated January 7, 2016 (2)

21.1	Subsidiaries of Modern Round Entertainment Corporation

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Exhibit

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
**	Management contract or compensatory arrangement.
†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.
(1)	Incorporated by reference to the Registrant’s Amendment No. 5 to Registration Statement on Form S-1/A (Registration No. 333-199794) filed with the SEC on August 21, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN ROUND ENTERTAINMENT CORPORATION

Dated: March 30, 2016	By:	/s/ William R. Scheidhauer
William R. Scheidhauer
President and Chief Operating Officer

MODERN ROUND ENTERTAINMENT CORPORATION

Dated: March 30, 2016	By:	/s/ Ronald L. Miller, Jr.
Ronald L. Miller, Jr.
Vice President, Chief Financial Officer, and Secretary

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints William R. Scheidhauer and Ronald L. Miller, Jr., and each of them, as his true and lawful attorneys-in-fact and agents, with full power of substitution and resubstitution, for him and in his name, place, and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing required and necessary to be done in connection therewith, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or any of them, or his or their substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William R. Scheidhauer	President and Chief Operating Officer (Principal Executive Officer)	March 30, 2016
William R. Scheidhauer

/s/ Ronald L. Miller, Jr.	Vice President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	March 30, 2016
Ronald L. Miller, Jr.

/s/ Mitchell A. Saltz	Chairman of the Board	March 30, 2016
Mitchell A. Saltz

/s/ Barry M. Monheit	Vice Chairman of the Board	March 30, 2016
Barry M. Monheit

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Modern Round Entertainment Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Modern Round Entertainment Corporation and Subsidiaries as of December 31, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the year ended December 31, 2015 and for the period from inception, February 1, 2014, through December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Modern Round Entertainment Corporation and Subsidiaries at December 31, 2015 and 2014, and the results of its operations, changes in stockholders’ equity (deficit) and its cash flows for the year ended December 31, 2015 and for the period from inception, February 1, 2014, through December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona

March 30, 2016

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2015	December 31, 2014
ASSETS

Current assets:
Cash and cash equivalents	$823,541	$1,889,885
Accounts receivable - related party	4,000	—
Prepaid expenses	292,508	—
Available for sale securities	300,000	—

Total current assets	1,420,049	1,889,885

Property and equipment, net	54,838	9,294
Construction in progress	360,126	—
Other assets	6,515	71,952

Total assets	$1,841,528	$1,971,131

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$240,374	$44,541
Accrued expenses	341,803	—
Warrant liability	74,595	—
Convertible note payable	25,000	—

Total current liabilities	681,772	44,541

Long-term liabilities:
Convertible notes payable	775,000	—
Convertible notes payable - related parties	500,000	—
Deferred rent	36,380	—

Total liabilities	1,993,152	44,541

Stockholders’ equity (deficit):
Preferred stock, $0.001 par value; 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2015 and 2014	—	—
Common stock, $0.001 par value; 100,000,000 shares authorized; 35,904,033 shares issued and outstanding as of December 31, 2015 and 30,691,914 issued and outstanding as of December 31, 2014, as adjusted for the merger conversion ratio	35,904	30,692
Additional paid-in capital	3,108,522	2,469,308
Accumulated deficit	(3,296,050)	(573,410)

Total stockholders’ equity (deficit)	(151,624)	1,926,590

Total liabilities and stockholders’ equity (deficit)	$1,841,528	$1,971,131

The accompanying notes are an integral part of these consolidated financial statements

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

	Year Ended December 31, 2015	For the Period from Inception, February 1, 2014, through December 31, 2014
Revenue - related party	$8,000	$—

Operating expenses:
General and administrative	1,568,974	459,424
Research and development	74,879	—
Software development	1,007,303	113,986
Depreciation	4,773	—
Impairment of liquor license	68,393	—

Total operating expenses	2,724,322	573,410

Operating loss	(2,716,322)	(573,410)

Other income (expense):
Interest expense	(6,318)	—
Other income	—	—

Total other income (expense)	(6,318)	—

Net loss before income taxes	(2,722,640)	(573,410)

Provision for income taxes	—	—

Net loss	$(2,722,640)	$(573,410)

Net loss per share
Basic and diluted	$(0.08)	$(0.04)

Weighted average common shares outstanding
Basic and diluted	32,575,117	16,367,177

The accompanying notes are an integral part of these consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Equity
Balance at Inception, February 1, 2014	—	$—	$—	$—	$—

Common stock sold from inception through December 31, 2015	30,691,914	30,692	2,469,308	—	2,500,000

Net loss from inception through December 31, 2014	—	—	—	(573,410)	(573,410)

Balance, December 31, 2014	30,691,914	30,692	2,469,308	(573,410)	1,926,590

Stock-based compensation:

Issuance of common stock	4,009,334	4,009	365,828	—	369,837

Issuance of options and warrants	—	—	256,989	—	256,989

Net loss for the year ended December 31, 2015	—	—	—	(2,722,640)	(2,722,640)

Result of the Merger effective December 31, 2015	1,202,785	1,203	16,397	—	17,600

Balance, December 31, 2015	35,904,033	$35,904	$3,108,522	$(3,296,050)	$(151,624)

The accompanying notes are an integral part of these consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015	For the Period from Inception, February 1, 2014, through December 31, 2014
Cash flows from operating activities:
Net loss	$(2,722,640)	$(573,410)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	4,773	—
Deferred rent	36,380	—
Impairment	68,393	—
Common stock issued for professional services	28,119	—
Equity-based compensation - options and warrants	256,989	—
Amortization of VirTra shares and warrant liability	142,853	—
Common stock issued and debt assumed in reverse merger	45,301	—

Changes in operating assets and liabilities:
Prepaid expenses	(19,048)	—
Other assets	(2,956)	(71,952)
Accounts receivable	(4,000)	—
Accounts payable	195,833	44,541
Accrued expenses	332,784	—
Accrued interest	6,318	—

Net cash used in operating activities	(1,630,901)	(600,821)

Cash flows from investing activities:
Purchase of available for sale securities	(300,000)	—
Construction in progress	(360,126)	—
Purchase of property and equipment	(50,317)	(9,294)

Net cash used in investing activities	(710,443)	(9,294)

Cash flows from financing activities:
Proceeds from issuance of common stock	—	2,500,000
Proceeds from related party convertible notes	500,000	—
Proceeds from convertible notes	775,000	—

Net cash provided by financing activities	1,275,000	2,500,000

Net increase (decrease) in cash and cash equivalents	(1,066,344)	1,889,885
Cash and cash equivalents at beginning of period	1,889,885	—

Cash and cash equivalents at end of period	$823,541	$1,889,885

The accompanying notes are an integral part of these consolidated financial statements

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year Ended December 31, 2015	For the Period from Inception, February 1, 2014, through December 31, 2014
Supplemental disclosure of cash flow information:

Cash paid during period for interest	$—	$—

Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
- Common stock issued to VirTra	$136,579	$—

- Stock-based compensation - options and warrants	$256,989	$—

- Equity issued for professional services fees	$233,259	$—

- Common stock issued in reverse merger	$17,600	$—

- Assumption of note and accrued interest	$27,701	$—

The accompanying notes are an integral part of these consolidated financial statements

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Policies, Nature of Organization, and Use of Estimates

The accompanying consolidated financial statements include the accounts of Modern Round Entertainment Corporation (formerly, Nuvola, Inc.), a Nevada corporation, and its subsidiaries, Modern Round, Inc., a Nevada corporation, and MR Peoria, LLC, an Arizona limited liability company (collectively, “we,” “us,” “our,” or “our company”).

We were incorporated in Nevada in November 2013 under the name Nuvola, Inc. Prior to November 24, 2014, we operated as a subsidiary of Bollente Companies, Inc. (“Bollente”), a company specializing in the manufacturing and sale of high-quality, whole-house, electric tankless water heaters. On November 24, 2014, Bollente spun off our company by declaring a dividend of the shares of our common stock to the Bollente stockholders. As a result of the dividend, we became a company independent of Bollente.

On December 31, 2015, we entered into an Agreement and Plan of Merger (“Merger Agreement”) with our wholly owned subsidiary, Nuvola Merger Sub, LLC (“NMS”), a Nevada limited liability company, and Modern Round, L.L.C., a Nevada limited liability company. Upon the terms and subject to the satisfaction of the conditions set forth in the Merger Agreement, NMS was merged with and into Modern Round, L.L.C. with Modern Round, L.L.C. continuing as the surviving entity and as a wholly owned subsidiary of our company. Concurrent with the merger, Modern Round, L.L.C. was converted into a Nevada corporation named Modern Round, Inc.

Under the terms of the Merger Agreement, we agreed to acquire (through a reverse merger transaction) all of the issued and outstanding member units of Modern Round, L.L.C., including member units issuable upon the conversion of convertible promissory notes outstanding, in exchange for 34,701,248 shares of our common stock. Through the merger we assumed a $25,000 convertible promissory note and $2,701 in corresponding accrued interest.

On February 11, 2016, we filed Amended and Restated Articles of Incorporation (“Restated Articles”), with the Secretary of State of Nevada and the Restated Articles became effective. Our Restated Articles (i) changed the name of our company from “Nuvola, Inc.” to “Modern Round Entertainment Corporation,” (ii) increased the number of authorized shares of our common stock from 100,000,000 to 200,000,000, (iii) created a classified Board of Directors, and (iv) opted into certain anti-takeover statutes under Nevada law.

Operations

Our principal operations have focused on developing a combined dining and entertainment concept centered around an indoor simulated shooting experience, and on securing acceptable locations for future venues. We expect that our future operations will include continuing these developments and operating owned and leased locations, initially in North America. We expect to open our first location in mid-2016.

We do not own significant assets or conduct significant operations other than our ownership of 100% of the common stock of Modern Round, Inc. We conduct our operations through Modern Round, Inc. and its wholly owned subsidiary, MR Peoria, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

For accounting purposes, the merger transaction discussed above has been accounted for as a reverse acquisition, with Modern Round, L.L.C. as the acquirer. These consolidated financial statements of our company represent a continuation of the financial statements of Modern Round, L.L.C., with one adjustment, which is to retroactively adjust the legal capital of Modern Round, L.L.C. to reflect the legal capital of Modern Round Entertainment Corporation (formerly, Nuvola, Inc.). Comparative information presented in these consolidated financial statements also has been retroactively adjusted to reflect the legal capital of our company. Additionally, since Modern Round, L.L.C. was formed in February 1, 2014, the comparative information reflects the period from inception on February 1, 2014 through December 31, 2014.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Policies, Nature of Organization, and Use of Estimates (Continued)

Use of Estimates

The preparation of financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

We use significant estimates in the valuation of share-based payments, warrant liability, available-for-sale securities, depreciable lives and methods, and our estimated market value per share.

Cash and Cash Equivalents

We consider all highly liquid instruments with a maturity of three months or less at the time of purchase to be cash equivalents.

Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for the amount of deferred tax assets, that, based on available evidence, are not expected to be realized. Due to the reverse merger, which occurred on December 31, 2015, the accompanying financial statements represent the activity of Modern Round, L.L.C., which was a pass-through entity until the date of the reverse merger. As such, the Modern Round, L.L.C. net operating losses were passed through to the individual members of the LLC in 2015 and 2014. Therefore, no provision for tax benefits has been shown on the statement of operations. Further, any net operating losses arising from the operations of Nuvola, Inc. have been assumed to be effectively eliminated under IRS Section 382 limitations. As such, no material deferred tax asset existed as of December 31, 2015.

We first analyze all tax positions to determine if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. After the initial analysis, we measure the tax benefit as the largest amount that is more than fifty percent likely of being realized upon ultimate settlement. Income tax returns are subject to adjustment under audit for approximately the last four years.

If we are required to pay interest on the underpayment of income taxes, we recognize interest expense in the first period the interest becomes due according to the provisions of the relevant tax law. If we are subject to payment of penalties, we recognize an expense for the amount of the statutory penalty in the period when the position is taken on the income tax return. If the penalty was not recognized in the period when the position was initially taken, the expense is recognized in the period when we change our judgment about meeting minimum statutory thresholds related to the initial position taken.

Revenue Recognition

We currently derive revenue from licensing fees related to our simulated shooting lounge technology. We recognize revenue in accordance with authoritative guidance for revenue recognition. We recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) the seller’s price to the buyer is fixed or determinable, and (iv) collectability is reasonably assured. We recognize revenue ratably over the term of the agreement for those that extend beyond the current period.

Accounts Receivable

We follow the allowance method of recognizing uncollectible accounts receivable, which recognizes bad debt expense based on a review of the individual accounts outstanding and our history of uncollectible accounts receivable. Credit is extended based on an evaluation of each customer’s financial condition and is generally unsecured. Accounts receivable are typically due within 30 days and are stated net of an allowance for doubtful accounts in the consolidated balance sheet. Accounts are considered past due if any amount is outstanding longer than contractual payment terms.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Policies, Nature of Organization, and Use of Estimates (Continued)

Accounts Receivable (Continued)

We record an allowance based on consideration of a number of factors, including the length of time trade accounts are past due, our previous loss history, the creditworthiness of individual customers, economic conditions affecting specific customer industries, and economic conditions in general. We charge off accounts receivable after we have taken all reasonable collection efforts. We record payments subsequently received on such receivables to bad debt expense in the period we receive the payment. We record delinquent finance charges on outstanding accounts receivables only if they are collected. There were no allowances for uncollectible amounts as of December 31, 2015 and 2014.

Earnings (Loss) per Share

We follow ASC Topic 260, Earnings per Share, to account for earnings or loss per share. We determine basic earnings per share (EPS) calculations by dividing net income or loss by the weighted average number of shares of common stock outstanding during the year. We determine diluted earnings or loss per common share calculations by dividing net income or loss by the weighted average number of common shares and dilutive common stock equivalents outstanding. During periods when common stock equivalents, if any, are anti-dilutive, they are not considered in the computation. We have potentially dilutive securities outstanding that are not shown in our diluted loss per share calculation because their effect in both 2015 and 2014 would be anti-dilutive. These potentially dilutive securities include options, warrants, and convertible promissory notes.

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	December 31,
	2015	2014
Anti-dilutive securities excluded from diluted loss per share:
Stock options	5,186,927	920,757
Warrants	1,676,747	—
Shares issuable upon conversion of convertible promissory notes including accrued interest	3,180,562	—

Total	10,044,236	920,757

Start-Up Costs

In accordance with ASC 720-15, “Start-up Costs”, we expensed all costs incurred in connection with the start-up and organization of our company.

Advertising Costs

We expense advertising costs as incurred. Advertising cost for the year ended December 31, 2015 and the period from inception on February 1, 2014 to December 31, 2014 were $5,911 and $2,216, respectively.

Liquor Licenses

We expense costs of obtaining non-transferable liquor licenses that are directly issued by local government agencies for nominal fees as incurred. The costs of purchasing transferable liquor licenses through open markets in jurisdictions with a limited number of authorized liquor licenses are capitalized as indefinite-lived intangible assets and are included in other assets on the balance sheet. Liquor licenses are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Annual liquor license renewal fees are expensed over the renewal term.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Policies, Nature of Organization, and Use of Estimates (Continued)

Investments

We determine the appropriate classification of our investments in equity securities at the time of acquisition and reevaluate such determinations at each balance sheet date. We classify investments in equity securities that are bought and held, principally for the purpose of selling them, in the near term as trading securities and report them at fair value, with the unrealized gains and losses recognized in earnings. We classify investments in equity securities not classified as trading as available for sale, and carry them at fair value, with any unrecognized gains and losses, net of tax, included in the determination of other comprehensive income (loss) and reported in stockholders’ equity.

Property and Equipment

We record property and equipment at cost. We provide for depreciation on the straight-line method over the estimated useful lives of the assets, or for leasehold improvements, the shorter of the estimated useful life or the remaining lease term. Estimated useful lives of property and equipment range from five to seven years. We charge to expense maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life. We capitalize betterments or renewals when incurred. We review all capitalized assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset group may not be recoverable. We measure recoverability of assets to be held and used by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset group. If such assets are considered to be impaired, we measure the impairment recognized by the amount by which the carrying amount of the assets exceeds the fair value of the assets. We determine fair value based on discounted cash flows or appraised values, depending on the nature of the asset.

Construction in Progress

We capitalize material design, planning, permitting, construction, furnishing, and equipping costs incurred during the initial preparation of an operating unit at cost. We aggregate such costs in construction in progress on the balance sheet until the location has secured all applicable operating permits and is open to the public. In the accounting period in which the unit opens, we reclassify the construction in progress costs to the appropriate asset categories and depreciation is calculated as described in the property and equipment note above.

Software Development Costs

We expense all costs incurred to establish the technological feasibility of a computer software product to be sold, leased, or otherwise marketed as incurred. We establish the technological feasibility of a computer software product when we have completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements.

We capitalize costs incurred for producing product masters subsequent to establishing technological feasibility, including costs for coding and testing performed subsequent to establishing technological feasibility. Capitalization of computer software costs cease when the product is available for use by customers. At each balance sheet date, we compare the unamortized capitalized costs of a computer software product to the net realizable value of that product. We write off the amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset. As of December 31, 2015 and 2014, we had no capitalized software development costs. Our research and development cost, including software development, from our inception through December 31, 2014 was $113,986. Our research and development cost, including software development, for the year ended December 31, 2015 was $1,082,182.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Policies, Nature of Organization, and Use of Estimates (Continued)

Fair Values of Financial Assets and Liabilities

We measure and disclose certain financial assets and liabilities at fair value. ASC Topic 820, Fair Value Measurement, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date.

ASC Topic 820 also establishes a fair value hierarchy, which requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:

Level 1 - Quoted prices in active markets for identical assets or liabilities.

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following sets forth the classes of assets and liabilities measured at fair value on a recurring basis at December 31, 2015 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total December 31, 2015
Available for sale securities	$—	$300,000	$—	$300,000
Warrant Liability	$—	$—	$74,595	$74,595

The following sets forth a reconciliation of the opening and closing balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the year ended December 31, 2015:

Warrant Liability
Balance at December 31, 2014	$—
Grant date valuation	41,065
Change in valuation	33,530

Balance at December 31, 2015	$74,595

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Policies, Nature of Organization, and Use of Estimates (Continued)

Collaborative Arrangement

On January 16, 2015, we entered into a Co-Venture Agreement (the “Co-Venture Agreement”) with VirTra Systems, Inc. (“VirTra”), a Texas corporation and a related party. We have evaluated the VirTra agreement and have determined that it is a collaborative arrangement under FASB ASC Topic 808, Collaborative Arrangements and that we are the principal participant; therefore, we record costs incurred and revenue generated from third parties on a gross basis in the financial statements. We will reevaluate whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards, dependent on the ultimate commercial success of the endeavor.

We are in the process of creating an entertainment concept centered around an indoor simulated shooting entertainment experience with restaurant and bar service (the “Concept”). VirTra owns or controls rights to certain software and related technology relating to firearms simulation training, and the parties desired for VirTra to license or sell the VirTra technology to our company to assist with the further development of the Concept. Through the Co-Venture Agreement, the parties formalized an arrangement under which we and VirTra collaborate on developing and operating the Concept.

Pursuant to the Co-Venture Agreement, VirTra will develop and integrate certain scenarios and customizations using VirTra software and software developed by Noma Technologies, LLC (“Noma”), an Arizona limited liability company (the “Project”). Excluding the NOMA software as described below, VirTra will retain the rights to its existing scenarios and the customizations. We will retain the rights to the NOMA software.

During the term of the Co-Venture Agreement, VirTra granted us an exclusive, non-transferrable royalty-bearing right and license to use and distribute the VirTra software, including all scenarios and customizations in locations to operate the Concept. Additionally, during the term of the Co-Venture Agreement, we granted VirTra a non-exclusive and non-transferrable right and license to use the NOMA software to complete the Project under the Co-Venture Agreement.

See Note 5, Commitments; Note 7, Related Party Transactions; and Note 10, Stockholders’ Equity for impacts that relate to this agreement.

Liquidity

At December 31, 2015 and 2014, we had cash and cash equivalents of $823,541 and $1,889,885, working capital of $738,277 and $1,845,344, and stockholders’ deficit of $151,624 and stockholders’ equity of $1,926,590, respectively. Additionally, we have incurred losses since our inception related to the development of our business. Subsequent to the balance sheet date, we continued to develop the virtual shooting software and explore various venue locations.

We will be reliant on raising capital through the debt and equity markets. We currently plan to meet future cash needs beyond our cash reserves through lines of credit and selling debt and equity securities in the public and private securities markets.

Stock-Based Compensation

We expense all share-based payments to employees, including grants of employee stock options, based on their estimated fair values at the grant date, in accordance with ASC 718, Stock Compensation. We record compensation expense for stock options over the vesting period using the estimated fair value on the date of grant, as calculated using the Black-Scholes model. For awards with only service conditions that have graded vesting schedules, we record compensation cost on a straight-line basis over the requisite service period for the entire awards, unless vesting occurs earlier. Significant inputs in this model include our company’s estimated market value per share, expected term, and expected volatility. We determine expected term under the simplified method using an average of the contractual term and vesting period of the award. In estimating expected volatility, we utilize the historical information of similar publicly traded entities taking into consideration the industry, stage of life cycle, size, and other factors that are deemed relevant. We account for non-employee stock-based compensation based on the fair value of the related options or warrants using the Black-Scholes model, or the fair value of the goods or services on the grant date, whichever is more readily determinable.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Policies, Nature of Organization, and Use of Estimates (Continued)

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-9 Revenue from Contracts with Customers (Topic 606), an accounting standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers are also required. The effective date of the new standard was deferred by one year by ASU No. 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of Effective Date. This accounting guidance will be effective for public business entities in annual financial reporting periods beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. ASU No. 2014-9 may be applied retrospectively (a) to each reporting period presented or (b) with the cumulative effect in retained earnings at the beginning of the adoption period. We are currently evaluating the method of adoption of this accounting guidance and the impact thereof; and plan on making a determination of the effects in 2017.

In August 2014, the FASB issued ASU No. 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provide guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and will be effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We will adopt this pronouncement in the fiscal year ending December 31, 2016. We will implement a review process in the fourth quarter of 2016 to assess any uncertainties regarding our ability to operate as a going concern. We do not anticipate that the pronouncement will have a material impact on our financial statements beginning with the period ending December 31, 2016.

In April 2015, the FASB, issued ASU 2015-05, Intangibles—Goodwill and Other— Internal-Use Software, which provides guidance on customer’s accounting for fees paid in a cloud computing arrangement. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We are currently evaluating the method of adoption of this accounting guidance and the impact thereof; and plan on making a determination of the effects in 2016.

In August 2015, the FASB, issued ASU 2015-15, Interest – Imputation of Interest – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The amendment states that companies can elect to record debt issuance costs as an asset and subsequently amortize the costs ratably over the term of the agreement for a line-of-credit, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendment applies to all public entities and is effective for annual and interim reporting period ending after December 31, 2015. We are currently evaluating the method of adoption of this accounting guidance and the impact thereof, and plan on making a determination of the effects in 2016.

In November 2015, the FASB, issued ASU 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes. The pronouncement calls for deferred tax assets and liabilities to be classified as non-current on a classified balance sheet. The pronouncement also calls for deferred tax assets and liabilities from the same taxing authority and business component to be offset and shown as one net balance. For public business entities, the amendments in this update will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively, requiring footnote disclosure for the reason and timing of the change, or retrospectively to all periods presented including footnote disclosure. We are currently evaluating the method of adoption of this accounting guidance and the impact thereof, and plan on making a determination of the effects in 2016.

In January 2016, the FASB, issued ASU 2016-01, Financial Instruments, which require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Summary of Significant Accounting Policies, Nature of Organization, and Use of Estimates (Continued)

Recently Issued Accounting Pronouncements (Continued)

liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the fair value of financial instruments measured at amortized cost for entities that are not public business entities and the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the impact that this new guidance will have on our financial statements and plan to make a determination in 2017.

In February 2016, the FASB, issued ASU 2016-02, Leases. The update calls for leases to be classified as finance or operating leases with both types requiring the recording of a lease-related asset and liability. In addition, finance lease principal payments are to be classified as financing activity on the statement of cash flows and variable lease payments and interest are to be classified as operating activities. The amendments in this update are effective for fiscal years beginning after December 31, 2018 for public entities. We are currently evaluating the impact that this new guidance will have on our financial statements and plan to make a determination in 2018.

Other than as noted above, we have not implemented any pronouncements that had material impact on the financial statements, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

Note 2

Concentration of Credit Risk

Financial instruments that subject us to potential concentrations of credit risk consist of cash and cash equivalents. We maintain our cash in bank accounts, which at times may exceed federally insured limits. At December 31, 2015, we had uninsured cash and cash equivalents exceeding the federally insured limit in the approximate amount of $622,000.

Note 3

Property and Equipment

At December 31, 2015 and 2014, property and equipment consisted of the following:

	2015	2014
Office equipment	$57,727	$7,410
Range equipment	1,884	1,884

	59,611	9,294
Less: accumulated depreciation	(4,773)	—

Property and equipment, net	$54,838	$9,294

Depreciation expense was $4,773 for the year ended December 31, 2015 and $0 for the period from the date of inception through December 31, 2014.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 4

Other Assets

At December 31, 2015 and 2014, other assets consisted of the following:

	2015	2014
Deposits	$6,515	$3,559
Liquor license	—	68,393

Other assets	$6,515	$71,952

Note 5

Commitments

Co-Venture Agreement

The Co-Venture Agreement, entered into in January 2015, provided for the grant to VirTra of warrants to purchase 1,676,747 shares at an exercise price of $0.20 per share (as adjusted for the merger conversion ratio), representing 5% of our common stock at the time of the signing and provided for additional shares to assure VirTra ownership of 1% of the outstanding shares on a fully diluted basis.

The Co-Venture Agreement also provides for a 7% royalty payment to VirTra based on gross revenue commencing July 2016 related to the opening of a location in an existing facility or commencing January 2017 related to the opening of a location in a company newly constructed facility. Further, the agreement provides for minimum royalty payments of $280,000, $560,000, and $840,000 (thereafter) for each 12-month period following the opening of the first location in the United States or Canada based on sales in these territories. The agreement also provides for minimum royalty payments of $280,000, $560,000, and $840,000 (thereafter) for each 12-month period following the opening of the first location other than in the United States or Canada based on sales in those territories. If we fail to open a facility in the United States or Canada within 24 months of the execution of the Co-Venture Agreement, the United States and Canada exclusive license will become non-exclusive. If we fail to open a facility outside of the United States and Canada within five years of the execution of the Co-Venture Agreement, the exclusive license for locations outside the United States and Canada will become non-exclusive.

In calculating the compensation related to the warrant to purchase the additional 1,676,747 shares of common stock (as adjusted for the merger conversion ratio), the fair value was estimated on the date of the grant to be $41,065 using the Black Scholes model under the following assumptions: 2.87 year expected life; 81.67% volatility; 1.34% risk free interest rate; zero dividend rate; and June 2016 as when the measurement date is reached. As of December 31, 2015, the value of these warrants is $74,595 and has been presented on the balance sheet as warrant liability.

In addition to the warrants to purchase common stock shares, we issued 1,676,748 shares of common stock (as adjusted for the merger conversion ratio) in relation to the collaborative arrangement, valued at $136,579. The total value of the warrants and the shares of common stock of $211,174 at December 31, 2015 is being amortized over the expected measurement period through June 2016. $142,853 was amortized to software development expense in the year ended December 31, 2015, which reflects 11.5 months of amortization. The net unamortized fair value of $68,321 has been recorded as a prepaid expense as of December 31, 2015. We assumed all development costs under the agreement. During the year ended December 31, 2015 and from the period of inception through December 31, 2014, we recorded software development costs under the Co-Venture Agreement in the amount of $669,675 and $113,986, respectively.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5

Commitments (Continued)

Convertible Debt Offering

In November and December 2015, prior to the merger, our wholly owned subsidiary, Modern Round, Inc., issued 8% convertible promissory notes in the aggregate principal amount of $1,275,000 to independent third parties and certain related parties in a private placement. The convertible promissory notes have a two-year term and are convertible into shares of our common stock at a post-merger adjusted price equal to $0.41 per share.

In January 2016, we approved a private placement of up to $5,000,000 of 8% convertible promissory notes, of which $520,000 in aggregate principal amount of such notes has been subscribed through March 15, 2016.

Lease Agreements

We formed a wholly owned Arizona limited liability company, MR Peoria, LLC, to conduct operations at our first venue. The lease commenced on November 1, 2015 and has a term of 10 years. The lease provides for five free months and then escalating monthly payments from approximately $9,200 to $23,000. The total commitment over the lease term is approximately $2,363,000.

We amended our corporate office lease agreement in December 2015 to increase our leased space and extend the agreement through March 2019. The monthly lease rates, commencing December 1, 2015, include one month at $3,540, three free months, and 36 months ranging from $7,047 to $7,323 per month. The total commitment over the lease term is approximately $258,000.

Rent expense for the year ended December 31, 2015 and for the period from inception to December 31, 2014 were $78,749 and $5,383, respectively.

Future year minimum lease commitments are as follows:

Year	Future Minimum Lease Commitments
2016	$146,000
2017	284,000
2018	319,000
2019	259,000
2020	243,000
Thereafter	1,370,000

Total	$2,621,000

Severance Agreements

In June 2015, we entered into severance agreements with two officers. The agreements provide that if the employee is terminated, other than for cause, we will pay the employees base salary for a period of 12 months, all unvested stock will vest immediately, and the employee will be paid a pro-rated bonus for the year.

MR Peoria, LLC

In September 2015, we entered into a $118,500 agreement for architectural design and prototype design services for our first venue to be opened in Peoria, Arizona. Of this amount, $99,000 in fees was incurred in 2015 and was included in construction in progress as of December 31, 2015.

In November 2015, we entered into an agreement in the approximate amount of $427,000 with a third party contractor for

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5

Commitments (Continued)

MR Peoria, LLC (Continued)

the design and installation of audio, video, and control systems for the Peoria, Arizona location. Of this amount, $258,700 in costs was incurred in 2015 and has been included in construction in progress as of December 31, 2015. Since December 31, 2015, we approved several change orders totaling approximately $25,000.

Software Development

In May 2014, we entered into a contract with Noma for the design of our website, associated mobile iOS and Android applications, and integration with third party software. The contract includes a performance bonus of our equity valued at $50,000, which will be paid upon completion of the project. As of December 31, 2015, significant components of the project were not completed and as a result we did not accrue for the bonus amount. We recorded expense of $170,070 and $113,986 under this contract for the year ended December 31, 2015 and for the period from inception through December 31, 2014, respectively.

In addition, during June 2015, we entered into an agreement with Noma that provides for payment of services at the rate of $15,500 per month with, at our option, the ability to pay $5,000 of the amount in the form of either cash or stock. The exercise price per share will be equal to the price we sell stock to independent investors in a private placement. As of December 31, 2015, there was $35,000 of outstanding fees payable to Noma, which was included in accrued expenses.

Note 6

Fair Value of Financial Instruments

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, and accrued expenses approximated their fair values because of the short maturity of these instruments, or for convertible notes payable, based on borrowing rates currently available to us for loans with similar terms and maturities, which represent Level 3 inputs.

We recorded available for sale securities at the original cost basis and based the fair value of available for sale securities on the price of the private placement memorandum under which it was sold, which represents Level 2 inputs. There were no unrealized gains and losses on available for sale securities for the year ended December 31, 2015, and consequently no other comprehensive income or loss.

We estimated the fair value of the warrant liability using Level 3 inputs and the Black-Scholes model. The estimated fair value as of December 31, 2015 used the following inputs: two-year expected life; $0.20 exercise price; 116.7% volatility; zero dividend rate; and 1.03% risk free interest rate.

The significant unobservable inputs used in the fair value measurement of our warrant liability are the same significant assumptions used in our Black-Scholes calculation, including our estimated market value per share and our expected volatility as estimated based on similar publicly traded entities. Significant increases (decreases) in any of those inputs in isolation would result in a significantly lower (higher) fair value measurement.

Note 7

Related Party Transactions

During May 2014, we entered into a two-year contract for design and decorating services. The contract provided for fees of $60,000 per location payable at the rate of $5,000 per month, with two one-year extensions. In November 2015, the contract was terminated with the payment of that month’s fees. During the year ended December 31, 2015 and for the period from inception to December 31, 2014, we recorded design fees of $55,000 and $40,000, respectively, and had no balance due at either year end.

During November 2014, we entered into a management agreement with Virtual Management, LLC, which was owned by directors of our company. The agreement provided for an annual management fee of $12,000 (beginning December 2014). We had accrued $12,000 in the year ended December 31, 2015 and $1,000 in the year ended December 31, 2014 before

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7

Related Party Transactions (Continued)

reversing the balance as of the merger date. Virtual Management, LLC forgave the 2014 and 2015 management fees in association with their dissolution process in early 2016.

During January 2015, VirTra granted warrants to affiliates of our company to purchase 5% of the capital stock of VirTra on a fully diluted basis, which are exercisable at $0.136 per share any time subsequent to the earlier of the first anniversary of the opening of our first range facility utilizing VirTra technology or after we open our first range facility utilizing VirTra technology and the payment of all required minimum royalty payments during the first 12-month period. VirTra also granted warrants to affiliates of our company to purchase 5% of the capital stock of VirTra on a fully diluted basis, which are exercisable at $0.136 per share any time subsequent to our payment of $2,000,000 in royalty fees.

During April 2015, we granted options to purchase 153,459 shares of common stock (as adjusted for the merger conversion ratio) to affiliates of our company. The options fully vested and became exercisable on the date of grant at an exercise price equal to $0.41 per share (as adjusted for the merger conversion ratio). The options terminate on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option. Refer to the Co-Venture Agreement section of Note 5 for related details.

During April 2015, we granted options to purchase 2,087,050 shares of common stock (as adjusted for the reverse merger conversion ratio) to Barricade Enterprises Limited Partnership, an Alaska limited partnership, which was subsequently transferred to Stockbridge Enterprises, L.P., a Nevada limited partnership, each of which are entities affiliated with our Chairman. The options fully vested and became exercisable on the date of grant at an exercise price equal to $0.41 per share (as adjusted for the reverse merger conversion ratio). The options terminate on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

During April 2015, we granted options to purchase 521,762 shares of common stock (as adjusted for the reverse merger conversion ratio) to BK Entertainment, an entity affiliated with our Vice Chairman. The options fully vested and became exercisable on the date of grant at an exercise price equal to $0.41 per share (as adjusted for the reverse merger conversion ratio). The options terminate on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

During April 2015, we granted options to purchase 306,919 shares of common stock (as adjusted for the merger conversion ratio) to our Chief Financial Officer. The options fully vested and became exercisable on the date of grant at an exercise price equal to $0.41 per share (as adjusted for the merger conversion ratio). The options terminate on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

During July 2015, we granted options to purchase 920,757 of common stock (as adjusted for the merger conversion ratio) to our Chief Operating Officer. The options vest over five years and become exercisable on the fifth anniversary following the grant date at an exercise price equal to $0.41 per share (as adjusted for the merger conversion ratio). The options terminate on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

During July 2015, we entered into an agreement for software development with a party in which one of our directors has a financial interest. The agreement provides for an initial payment of $31,000 and monthly payments thereafter of $25,000 until the expected project completion in March 2016. During the year ended December 31, 2015, we recorded expenses of $156,000 under this agreement and had no balance due as of December 31, 2015.

In November 2015, we signed a license agreement with a related party to license our proprietary hardware, software, operating manuals, trademarks, concepts, and related properties, in order to operate our entertainment and restaurant concept in Israel. The initial fee for the license is $40,000 to be paid over a 10-month period, in addition to a 6% royalty fee to be paid monthly based on total sales (if applicable). We are recognizing the $40,000 fee over the 10-month term referenced in the agreement. For the year ended December 31, 2015, we recorded revenue of $8,000 with an associated receivable of $4,000.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 7

Related Party Transactions (Continued)

In November 2015, a related party signed a guarantee for the lease agreement for our location in Peoria, Arizona. The guarantee terminates after five years and can be replaced during the term by a corporate guarantee if our company attains a market capitalization greater than $10,000,000.

During November and December 2015, an officer and certain directors of our company participated in a convertible note offering. The parties funded separate convertible promissory notes totaling $500,000. The terms of the notes were the same as those granted to non-related parties that participated in the offering. See Note 9 for further details.

During December 2015, we paid WorkWay BankForce $12,750 related to the searching and hiring of our controller. The Arizona market manager for WorkWay BankForce is the spouse of our Chief Financial Officer.

Note 8

Impairment Expense

In June 2014, we purchased an Arizona series 6 liquor license for $68,393 for use in our first location. The license had been inactive for an extended time prior to our purchase. In January 2015, we paid the annual license renewal fee with the assistance of our liquor license consultants. In December 2015, we found that the state had remanded the license in early 2015 and that their attempts to notify us were returned as undeliverable. Arizona liquor licenses expire if they remain inactive for two years. Despite several requests by us and our consultants in December 2015 and January 2016, the state of Arizona was unable to restore the license. We impaired the balance as of December 31, 2015 as a result.

Note 9

Convertible Notes Payable

In November and December 2015, prior to the merger, our wholly owned subsidiary, Modern Round, Inc., issued 8% convertible promissory notes in the aggregate principal amount of $1,275,000 to independent third parties and certain related parties in a private placement. The convertible promissory notes have a two-year term and are convertible into shares of our common stock at a post-merger adjusted price equal to $0.41 per share. All of these notes mature in November and December 2017. The converted value at December 31, 2015 exceeded the principal balance by $6,318 due to accrued interest being accreted to the balance of the note. As of December 31, 2015, the notes and accrued interest were convertible into approximately 3,125,160 shares of our common stock.

Through the merger we assumed an 8% promissory note in the amount of $25,000 that was due June 1, 2015 and is convertible into shares of our common stock at $0.50 per share. As of December 31, 2015, we were in discussions with the noteholder regarding conversion of its promissory note. On March 14, 2016, the noteholder requested the conversion of the note and accrued interest into shares of our common stock. We have issued approximately 56,300 shares of common stock in the conversion of principal and accrued interest balance on the note. The converted value of this note exceeds the principal balance by $3,150 due to accrued interest being accreted to the balance of the note.

If the notes are not converted to common shares prior to their maturity, then future minimum payments would be as follows:

Year	Future Minimum Payments
2016	$25,000
2017	1,275,000

Total	$1,300,000

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10

Stockholders’ Equity

Our common stockholders all have the same rights, preferences, and privileges. As of December 31, 2015, we are authorized to issue 100,000,000 shares of common stock with 35,904,033 shares outstanding. We had 30,691,914 shares outstanding as of December 31, 2014. We are authorized to issue 10,000,000 shares of preferred stock with no shares issued or outstanding at December 31, 2015 and 2014. Rights and privileges of preferred stock are to be determined by our board of directors.

Our 2015 Incentive Stock Plan (the “2015 Plan”), which is shareholder approved, permits the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), bonus stock, dividend equivalents, other stock-based awards, and performance awards that may be settled in cash, stock, or other property.

Up to 7,000,000 shares of common stock are authorized to be issued under the 2015 Plan. The purpose of the 2015 Plan is to assist us in attracting, motivating, retaining (including through designated retention awards), and rewarding high-quality executives, employees, officers, directors, and individual consultants who provide services to us by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with performance incentives to expend their maximum efforts in the creation of stockholder value. Option awards are generally granted with an exercise price equal to the market price of our company’s stock at the date of the grant; those option awards generally vest over three or five years of continuous service and have 10 year contractual terms. Share awards generally vest over five years. Certain option and share awards provide for accelerated vesting upon a change in control of our company, as defined in the plan.

During the year ended December 31, 2015, we entered into the following transactions affecting stockholders’ equity:

In January 2015, we entered into the Co-Venture Agreement with VirTra and issued 1,676,748 shares of our common stock (as adjusted for the merger conversion ratio) and a warrant to purchase 1,676,747 shares of our common stock (as adjusted for the merger conversion ratio) (See Note 5).

In April 2015, we granted 2,915,731 fully vested options (as adjusted for the merger conversion ratio) to stockholders and employees to purchase shares of our common stock. The options have an exercise price of $0.41 per share and a term of 10 years. For the aforementioned 2,915,731 fully vested options, the estimated $190,000 value was determined using the Black-Scholes model using the following assumptions: five year expected life; 1.34% risk free interest rate; zero dividend rate; and 142% expected volatility. The expense is included in management fees in the Consolidated Statement of Operations.

In April 2015, we granted 153,459 fully vested options (as adjusted for the merger conversion ratio) to VirTra to purchase shares of our common stock. The options have an exercise price of $0.41 per share and a term of 10 years. The estimated $10,000 value was determined using the Black-Scholes model using the following assumptions: five year expected life; 1.34% risk free interest rate; zero dividend rate; and 142% expected volatility.

During June 2015, we granted 30,691 options (as adjusted for the merger conversion ratio) to purchase shares of our common stock. The options have an exercise price of $0.41 per share and a term of 10 years. The options were granted to a third party and were fully vested upon issuance. The value of $1,500 was determined using the Black-Scholes model using the following assumptions: five year expected life; 1.49% risk free interest rate; zero dividend rate; and 118% expected volatility.

In July 2015, we granted 920,757 options (as adjusted for the merger conversion ratio) to purchase shares of our common stock to our President and Chief Operating Officer. The options vest at 20% per annum beginning July 1, 2016 and have an exercise price of $0.41 per share and a term of 10 years. The approximate value of $65,000 was determined using the

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10

Stockholders’ Equity (Continued)

Black-Scholes model using the following assumptions: 6.5 year expected life; 2.14% risk free interest rate; zero dividend rate; and 145% expected volatility.

In October 2015, we granted an aggregate of 61,382 options (as adjusted for the merger conversion ratio) to purchase shares of our common stock to two employees. The options vest over a three-year period, are exercisable at $0.41 per share, and expire 10 years from the grant date. The approximate value of $5,000 was determined using the Black-Scholes model using the following assumptions: six year expected life; 1.57% risk free interest rate; zero dividend rate; and 215% expected volatility.

Additionally, we granted 92,075 options (as adjusted for the merger conversion ratio) to purchase shares of our common stock to an employee pursuant to an employment letter. The options vest over a three-year period, are exercisable at a price per share equal to the price at which we first sell shares to independent investors in a private placement which was estimated at $0.41 at the time of the grant, and expire 10 years from the grant date. The approximate value of $7,000 was determined using the Black-Scholes model using the following assumptions: six-year expected life; 1.56% risk free interest rate; zero dividend rate; and 215% expected volatility.

In November 2015, we entered into two contracts for management consulting services. The contracts each have a term of one year and provide for an aggregate of 2,332,586 shares of our common stock (as adjusted for the merger conversion ratio) to be issued as compensation. The shares were issued at December 31, 2015 and were valued at $0.10 per share. $28,119 of the estimated fair value was expensed to professional fees and the remaining $205,140 was included in prepaid expenses.

In December 2015, we granted 92,075 options (as adjusted for the merger conversion ratio) to purchase shares of our common stock to an employee. The exercise price will be the price per share equal to the price at which we first sell shares to independent investors in a private placement, which was estimated to be $0.41 at the time of the grant.

The options vest over a three-year period and have a term of 10 years. The approximate value of $7,000 was determined using the Black-Scholes model using the following assumptions: six year expected life; 1.76% risk free interest rate; zero dividend rate; and 215% expected volatility.

On December 31 2015, we closed a merger transaction with NMS and Modern Round, L.L.C., pursuant to which the units of Modern Round, L.L.C. were converted into shares of our common stock. As of the closing date, the former members of Modern Round, L.L.C. held an aggregate of 96.65% of the issued and outstanding shares of our company. As of December 31, 2015, immediately following the merger, the shareholders of Nuvola, Inc. owned 3.35% of the issued and outstanding shares of our company.

The table below sets forth a summary of the options and warrants as of the years ended December 31, 2015 and 2014:

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 10

Stockholders’ Equity (Continued)

	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Remaining Contractual Term	Aggregate Fair Value
Inception February 1 ,2014	$—	—	—	$—
Granted during the period from inception to December 31, 2014	0.20	920,757	9.75	75,000

Outstanding at December 31, 2014	0.20	920,757	9.75	75,000
Granted during the year ended December 31, 2015	0.35	5,942,917	9.28	423,187

Outstanding as of December 31, 2015	$0.33	6,863,674	9.20	$498,187

The table below sets forth a summary of the vested and unvested options and warrants as of the years ended December 31, 2015 and 2014:

	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Remaining Contractual Term	Aggregate Fair Value
Outstanding at December 31, 2014
Vested	$0.20	306,919	9.75	$25,000
Non-Vested	$0.20	613,838	9.75	$50,000
Outstanding as of December 31, 2015 Vested	$0.38	3,611,413	9.21	$243,167
Non-Vested	$0.28	3,252,261	9.19	$255,020

$255,020 and $50,000 in estimated fair value for non-vested options and warrants remained to be recognized as expense at December 31, 2015 and December 31, 2014, respectively. The weighted average period to recognize total compensation costs related to non-vested options is approximately 2.2 years. The intrinsic value of all vested and non-vested options and warrants at December 31, 2015 and 2014 was $0.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11

Employee Benefit Plan

We maintain a 401(k) profit sharing plan (the “Plan”) allowing substantially all employees to participate. Under the terms of the Plan, the employees may elect to contribute a portion of their salary to the Plan. The matching contributions by the Company are at the discretion of our board of directors, and are subject to certain limitations. In the year ended December 31, 2015 and for the period since inception to December 31, 2014 we contributed $5,050 and $600 to the Plan, respectively.

Note 12

Subsequent Events

In January 2016, we approved a private placement of up to $5,000,000 of 8% convertible promissory notes, of which $520,000 in aggregate principal amount of such notes have been subscribed through March 15, 2016. The convertible promissory notes will be convertible into shares of our common stock at $0.41 per share.

In January 2016, we entered into a $95,000 contract with a general contractor to provide services in relation to the build-out of the Peoria, Arizona location.

In February 2016, we entered into an approximately $400,000 contract for kitchen and other equipment and an approximately $566,000 contract for millwork and furniture for the Peoria, Arizona location.

On February 11, 2016, we filed Restated Articles with the Secretary of State of the state of Nevada and the Restated Articles became effective. Our Restated Articles (i) changed the name of our company from “Nuvola, Inc.” to “Modern Round Entertainment Corporation,” (ii) increased the number of authorized shares of our common stock from 100,000,000 to 200,000,000, (iii) created a classified Board of Directors, and (iv) opted into certain anti-takeover statutes under Nevada law.