Form 10-Q
period 2016-03-31
Modern Round Entertainment Corp
filed 2016-05-13
CIK 1609319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

Commission file number: 000-55212

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2016, there were outstanding 35,960,333 shares of the registrant’s common stock, $0.001 par value.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

	March 31, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$206,622	$823,541
Accounts receivable - related party	16,000	4,000
Prepaid expenses	200,294	292,508
Available for sale securities	300,000	300,000

Total current assets	722,916	1,420,049
Property and equipment, net	52,394	54,838
Construction in progress	1,420,578	360,126
Other assets	11,900	6,515

Total assets	$2,207,788	$1,841,528

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$759,830	$240,374
Accrued expenses	384,208	341,803
Warrant liability	58,269	74,595
Short-term advance - related party	250,000	—
Convertible note payable	—	25,000

Total current liabilities	1,452,307	681,772
Long-term liabilities:
Convertible notes payable	1,370,000	775,000
Convertible notes payable - related parties	500,000	500,000
Deferred rent	94,883	36,380

Total liabilities	3,417,190	1,993,152

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of March 31, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 35,960,333 shares issued and outstanding as of March 31, 2016 and 100,000,000 shares authorized, 35,904,033 shares issued and outstanding as of December 31, 2015	35,960	35,904
Additional paid-in capital	3,145,120	3,108,522
Accumulated deficit	(4,390,482)	(3,296,050)

Total stockholders’ deficit	(1,209,402)	(151,624)

Total liabilities and stockholders’ deficit	$2,207,788	$1,841,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Revenue - related party	$12,000	$—

Operating expenses:
General and administrative	756,017	209,243
Research and development	53,548	9,526
Software development	174,953	215,033
Depreciation	2,444	596
Preopening expenses	87,216	—

Total operating expenses	1,074,178	434,398

Operating loss	(1,062,178)	(434,398)

Other income (expense):
Interest expense	(32,254)	—

Total other income (expense)	(32,254)	—
Net loss before income taxes	(1,094,432)	(434,398)

Provision for income taxes	—	—

Net loss	$(1,094,432)	$(434,398)

Net loss per share
Basic and diluted	$(0.03)	$(0.01)

Weighted average common shares outstanding
Basic and diluted	35,914,667	32,086,063

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

(UNAUDITED)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par Value
Balance, December 31, 2015	35,904,033	$35,904	$3,108,522	$(3,296,050)	$(151,624)
Convertible promissory note and accrued interest converted into common stock	56,300	56	28,094	—	28,150
Stock-based compensation - options	—	—	8,504	—	8,504
Net loss for the period ended March 31, 2016	—	—	—	(1,094,432)	(1,094,432)

Balance, March 31, 2016	35,960,333	$35,960	$3,145,120	$(4,390,482)	$(1,209,402)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	Three Months Ended March 31, 2016	Three Months Ended March 31, 2015
Cash flows from operating activities:
Net loss	$(1,094,432)	$(434,398)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,444	596
Deferred rent	58,503	—
Stock option expense	8,504	25,000
Amortization of VirTra shares and warrant liability	24,263	26,744
Amortization of prepayment for professional fees	61,542	—
Changes in operating assets and liabilities:
Accounts receivable	(12,000)	—
Prepaid expenses	(9,917)	—
Other assets	(5,385)	—
Accounts payable	115,969	109,037
Accrued expenses	13,301	3,000
Accrued interest	32,254	—

Net cash used in operating activities	(804,954)	(270,021)

Cash flows from investing activities:
Construction in progress	(656,965)	—
Purchase of property and equipment	—	(2,293)

Net cash used in investing activities	(656,965)	(2,293)

Cash flows from financing activities:
Proceeds from short-term advance	250,000	—
Proceeds from convertible notes	595,000	—

Net cash provided by financing activities	845,000	—

Net increase (decrease) in cash and cash equivalents	(616,919)	(272,314)
Cash and cash equivalents at beginning of period	823,541	1,889,885

Cash and cash equivalents at end of period	$206,622	$1,617,571

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$—	$—

Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
- Stock-based compensation - options	$8,504	$25,000

- Change in warrant liability value	$16,326	$45,280

- Construction in progress purchases in accounts payable	$403,487	$—

- Convertible promissory note and accrued interest converted to common stock	$28,150	$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

The Company, Description of Business, and Liquidity

The accompanying condensed consolidated financial statements include the accounts of Modern Round Entertainment Corporation and its subsidiaries, Modern Round, Inc., MR Peoria, LLC, and MR Las Vegas, LLC (collectively, “we,” “us,” “our,” or “our company”).

Operations - Our principal operations focus on developing a combined dining and entertainment concept centered around an indoor simulated shooting experience, and on securing acceptable locations for future venues, initially in North America. We expect to open our first location in mid-2016.

Liquidity – As of March 31, 2016, we had a working capital deficit of $729,391 and as of December 31, 2015, our working capital surplus was $738,277. We will be reliant on raising capital through the debt and equity markets. We currently plan to meet future cash needs beyond our cash reserves through lines of credit and selling debt and equity securities in the public and private securities markets.

Note 2

Summary of Significant Accounting Policies

Principals of Presentation and Consolidation

The condensed consolidated financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended December 31, 2015. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2016 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2015 condensed consolidated balance sheet data from audited financial statements, but did not include all disclosures required by GAAP.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the three months ended March 31, 2016 are not necessarily indicative of the results to be expected for the full year.

Revenue Recognition

We currently derive revenue from licensing fees related to our simulated shooting lounge technology. We recognize revenue in accordance with authoritative guidance for revenue recognition. We recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the seller’s price to the buyer is fixed or determinable; and (iv) collectability is reasonably assured. We recognize revenue ratably over the term of the agreement for those that extend beyond the current period.

Construction in Progress

We capitalize material design, planning, permitting, construction, furnishing, and equipping costs incurred during the initial preparation of an operating unit at cost. We aggregate such costs in construction in progress on the balance sheet until the location has secured all applicable operating permits and is open to the public. In the accounting period in which the unit opens, we reclassify the construction in progress costs to the appropriate asset categories, and depreciation is calculated accordingly. Construction in progress at March 31, 2016 and December 31, 2015 relates to development of our venue in Peoria, Arizona that is expected to open in mid-2016.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2

Summary of Significant Accounting Policies (continued)

Earnings (Loss) per Share

We compute basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect in both 2016 and 2015 would be anti-dilutive. These potentially dilutive securities include options, warrants, and convertible promissory notes.

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	March 31,
	2016	2015
Anti-dilutive securities excluded from diluted loss per share:
Stock options	5,186,927	920,757
Warrants	1,676,748	1,676,748
Shares issuable upon conversion of convertible promissory notes including accrued interest	4,653,958	—

Total	11,517,633	2,597,505

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

Level 2 - Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities, quoted prices in markets that are not active, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following sets forth the classes of assets and liabilities measured at fair value on a recurring basis at March 31, 2016 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total March 31, 2016
Available for sale securities	$—	$300,000	$—	$300,000
Warrant Liability	$—	$—	$58,269	$58,269

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2

Summary of Significant Accounting Policies (continued)

The following sets forth a reconciliation of the opening and closing balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the three months ended March 31, 2016:

Warrant Liability
Balance at December 31, 2015	$74,595
Change in valuation	(16,326)

Balance at March 31, 2016	$58,269

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-9 Revenue from Contracts with Customers (Topic 606), an accounting standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers are also required. The effective date of the new standard was deferred by one year by ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of Effective Date. This accounting guidance will be effective for public business entities in annual financial reporting periods beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. ASU 2014-9 may be applied retrospectively (a) to each reporting period presented or (b) with the cumulative effect in retained earnings at the beginning of the adoption period. We are currently evaluating the method of adoption of this accounting guidance and the impact thereof and plan on making a determination of the effects in 2017.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provide guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and will be effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We will adopt this pronouncement in the fiscal year ending December 31, 2016. We will implement a review process in the fourth quarter of 2016 to assess any uncertainties regarding our ability to operate as a going concern. We do not anticipate that the pronouncement will have a material impact on our financial statements beginning with the period ending December 31, 2016.

In April 2015, the FASB, issued ASU 2015-05, Intangibles—Goodwill and Other— Internal-Use Software, which provides guidance on customer’s accounting for fees paid in a cloud computing arrangement. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We reviewed the accounting guidance, and there was no material impact on our financial statements as of March 31, 2016.

In August 2015, the FASB, issued ASU 2015-15, Interest – Imputation of Interest – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The amendment states that companies can elect to record debt issuance costs as an asset and subsequently amortize the costs ratably over the term of the agreement for a line-of-credit, regardless of whether there are any outstanding borrowings on the line-of-credit arrangement. The amendment applies to all public entities and is effective for annual and interim reporting periods ending after December 31, 2015. We reviewed the accounting guidance, and there was no material impact on our financial statements as of March 31, 2016.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2

Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In November 2015, the FASB, issued ASU 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes. The pronouncement calls for deferred tax assets and liabilities to be classified as non-current on a classified balance sheet. The pronouncement also calls for deferred tax assets and liabilities from the same taxing authority and business component to be offset and shown as one net balance. For public business entities, the amendments in this update will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively, requiring footnote disclosure for the reason and timing of the change, or retrospectively to all periods presented including footnote disclosure. We are currently evaluating the method of adoption of this accounting guidance and the impact thereof, and we plan on making a determination of the effects in the fourth quarter of 2016.

In January 2016, the FASB, issued ASU 2016-01, Financial Instruments, which require all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the impact that this new guidance will have on our financial statements and plan to make a determination in 2017.

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

In March 2016, the FASB, issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20) Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in this update prescribe that liabilities related to the sale of stored-value products within the scope of this update are financial liabilities. The update also provides a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606, Revenue from Contracts with Customers. The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017. Earlier adoption is permitted, including adoption in an interim period. We plan on implementing adoption of this update in mid-2016 when our first location begins selling gift cards. Since we have not issued any stored-value products as of the date of these financial statements, a retrospective adjustment will not be required.

Other than as noted above, we have not implemented any pronouncements that had a material impact on the financial statements, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3

Property and Equipment

At March 31, 2016 and December 31, 2015, property and equipment consisted of the following:

	March 31, 2016	December 31, 2015
Office equipment	$57,727	$57,727
Range equipment	1,884	1,884

Subtotal	59,611	59,611
Less: accumulated depreciation	(7,217)	(4,773)

Total	$52,394	$54,838

We calculate depreciation on the straight-line method over the estimated useful lives of the property and equipment. Depreciation expense was $2,444 and $596 for the three months ended March 31, 2016 and 2015, respectively.

Note 4

Short-Term Advance – Related Party

In March 2016, we received $250,000 from an entity controlled by one of our directors, which was deemed an advance under a Loan and Security Agreement that we subsequently entered into with related parties to provide us with a credit facility of up to $1,500,000 for working capital. See Note 10 – Subsequent Events for further discussion.

Note 5

Convertible Notes Payable

In November and December 2015, prior to the merger, our wholly owned subsidiary, Modern Round, Inc., issued 8% convertible promissory notes in the aggregate principal amount of $1,275,000 to independent third parties and certain related parties in a private placement. The convertible promissory notes have a two-year term and are convertible into shares of our common stock at a post-merger adjusted price equal to $0.41 per share. In January 2016, we approved a private placement of up to $5,000,000 of 8% convertible promissory notes, of which $595,000 in aggregate principal amount of such notes has been subscribed through March 31, 2016. We anticipate that the closing of the private placement will occur in late May 2016. See Note 10 – Subsequent Events for further discussion.

Note 6

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, convertible notes payable, and short-term advances. The carrying values of these financial instruments approximate fair value, due to their short maturities, or for convertible notes payable, based on borrowing rates currently available to us for loans with similar terms and maturities, which represent Level 3 inputs.

We recorded available for sale securities at the original cost basis and based the fair value of available for sale securities on the price of the private placement memorandum under which they were sold, which represents a Level 2 input. There were no unrealized gains and losses on available for sale securities for the three months ended March 31, 2016, and consequently no other comprehensive income or loss.

We estimated the fair value of the warrant liability using Level 3 inputs and the Black-Scholes model. The estimated fair value as of March 31, 2016 used the following inputs: 1.75 year expected life; $0.20 exercise price; 132.4% volatility; zero dividend rate; and 0.73% risk free interest rate.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7

Stockholders’ Equity

As of March 31, 2016, we were authorized to issue 200,000,000 shares of common stock, of which 35,960,333 shares were outstanding. We had 35,904,033 shares outstanding and 100,000,000 shares authorized as of December 31, 2015. We are authorized to issue 10,000,000 shares of preferred stock with no shares issued or outstanding at March 31, 2016 and December 31, 2015. Rights and privileges of preferred stock are to be determined by our board of directors.

During the three months ended March 31, 2016, we issued 56,300 shares of common stock in the conversion of principal and accrued interest of $28,150 on a convertible promissory note that was acquired through the December 31, 2015 merger.

Note 8

Related Party Transactions

During March 2016, we paid WorkWay BankForce $10,440 related to the search for and hiring of our staff accountant. The Arizona market manager for WorkWay BankForce is the spouse of our Chief Financial Officer.

During March 2016, we received a short-term advance of $250,000 that was provided by an entity controlled by one of our directors.

During March 2016, we terminated an agreement for software development with a party in which our directors have a financial interest. The agreement provided for monthly payments through the project completion date of March 15, 2016. During the three months ended March 31, 2016 and 2015, we recorded expenses of $57,500 and $0, respectively, under this agreement. As of March 31, 2016, we had $11,000 recorded in accounts payable to this party.

During the three months ended March 31, 2016 and 2015, we recorded expenses of $63,697 and $183,533, respectively, in connection with our agreement with VirTra, a related party. At March 31, 2016, we had the following balances in connection with this related party: $27,731 in prepaid expenses; $32,952 in accounts payable; $14,000 in accrued expenses; and $58,269 in warrant liability.

Note 9

Commitments

In May 2014, we entered into a contract with NOMA Technologies, LLC for the design of our website, associated mobile iOS and Android applications, and integration with third party software. The contract includes a performance bonus of our equity valued at $50,000, which will be paid upon completion of the project. As of March 31, 2016, significant components of the project were not completed and as a result we did not accrue for the bonus amount.

Note 10

Subsequent Events

During April 2016, an additional $355,000 in convertible notes was subscribed in our private placement of 8% convertible promissory notes.

During April and May 2016, we received $1,250,000 from entities controlled by our directors, which was deemed an additional advance under a Loan and Security Agreement, dated as of May 11, 2016, or the Loan Agreement, by and among (i) our wholly owned subsidiary, Modern Round, Inc., (ii) Black Powder Management, L.L.C., a Nevada limited liability company, or Black Powder, and (iii) BK Entertainment, LLC, an Arizona limited liability company, or BK Entertainment and together with Black Powder, each, a Lender and collectively, the Lenders. The principal of BK Entertainment also serves on our Board of Directors, and BK Entertainment is a 10% stockholder of our company. Pursuant to the Loan Agreement, Lenders have agreed to make a revolving credit loan to Modern Round during the Commitment Period (as defined below), in an aggregate principal amount at any one time outstanding not to exceed $1,500,000, or the Loan. Interest on the unpaid principal amount from time to time outstanding is payable by Modern Round at a rate of 5.0% per annum. Modern Round is required to pay to each Lender, in accordance with such Lender’s proportionate share of the outstanding advances, all accrued and unpaid interest in arrears commencing on June 1, 2016, and on the first day of each month thereafter until payment in full of any principal amount outstanding under the Loan. The principal balance outstanding under the Loan Agreement, together with all accrued interest and other amounts payable thereunder, if not sooner paid as provided in the Loan

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 10

Subsequent Events (Continued)

Agreement, will be due and payable on the Termination Date (as defined below). Pursuant to the Loan Agreement, Modern Round granted to Lenders a security interest in substantially all of the personal property assets of Modern Round. Modern Round will be subject to customary negative covenants as set forth in the Loan Agreement. As used in the Loan Agreement, “Commitment Period” means the period from and including the date of the first advance under the Loan Agreement to and including the Termination Date, and “Termination Date” means June 30, 2018, or (i) such earlier date upon which the commitment shall terminate as provided in the Loan Agreement or (ii) such later date upon Modern Round’s election to extend the Termination Date in accordance with the Loan Agreement. Lenders may elect to extend the Termination Date for successive one-year periods by providing written notice of such extension to Modern Round not later than 90 days prior to the Termination Date then being extended.

In connection with the Loan Agreement, each of Modern Round’s wholly owned subsidiaries, MR Las Vegas, LLC and MR Peoria, LLC, entered into a guaranty for the benefit of Lenders to guarantee the obligations of Modern Round under the Loan Agreement, and each granted to Lenders a security interest in substantially all of its personal property assets pursuant to a security agreement.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including, but not limited to, statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below, and those discussed in the section titled “Risk Factors” included in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

For accounting purposes, the Merger was accounted for as a reverse acquisition, with Modern Round as the accounting acquirer. The condensed consolidated financial statements included in this Quarterly Report on Form 10-Q represent a continuation of the financial statements of Modern Round.

Results of Operations for the three months ended March 31, 2016 compared with the three months ended March 31, 2015

Revenue

We are an early stage company and have generated minimal revenue from a related party through March 31, 2016. We are in construction on our first entertainment facility located in Peoria, Arizona, which we expect to open in mid-2016.

Research and Development and Software Development Expenses

Research and development and software development expense for the three months ended March 31, 2016 was $228,501 compared with research and development and software development expense of $224,559 for the three months ended March 31, 2015, or an increase of $3,942.

General and Administrative Expenses

General and administrative expense for the three months ended March 31, 2016 was $756,017 compared with general and administrative expense of $209,243 for the three months ended March 31, 2015, or an increase of $546,774. The increase was primarily due to increased payroll expense in the amount of $244,228 related to an increase in headcount from two employees to 14 employees, and an increase in professional fees of $260,153 relating primarily to legal and accounting services rendered in connection with the Merger described in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015.

Depreciation Expense

Depreciation expense for the three months ended March 31, 2016 and 2015 was $2,444 and $596, respectively. The increase was primarily due to property and equipment, net of depreciation, increasing from $10,991 at March 31, 2015 to $52,394 at March 31, 2016.

Preopening Expenses

Preopening expense for the three months ended March 31, 2016 and 2015 was $87,216 and $0, respectively. The increase was primarily due to rent expense of $61,287 and labor and hiring related expense of $12,277 for our Peoria site.

Net Loss

We had a net loss of $1,094,432 or a net loss per share of $0.03 for the three months ended March 31, 2016 compared with a net loss of $434,398 or a net loss per share of $0.01 for the three months ended March 31, 2015, or an increase of $660,034. The increase in net loss for the three months ended March 31, 2016 was primarily due to an increase in general and administrative expenses and research and development and software development expenses as discussed above.

Liquidity and Capital Resources

Our principal liquidity to date has come from the sale of 30,691,914 shares (as adjusted for the Merger conversion ratio) for aggregate proceeds of $2,500,000 in the year ended December 31, 2014. In November and December 2015, prior to the Merger, our wholly owned subsidiary, Modern Round issued convertible promissory notes in the aggregate principal amount of $1,275,000 to independent third parties and certain related parties in a private placement. During the three months ended March 31, 2016, an additional $595,000 of convertible promissory notes were subscribed. Additionally, we received a short-term advance in the amount of $250,000 from an entity controlled by one of our directors.

At March 31, 2016, we had negative working capital of $729,391, which included $300,000 of equity investments in a public company that may be sold at our discretion. The negative working capital balance was primarily due to an increase in our accounts payable and accrued expenses and cash expended for construction in progress as of March 31, 2016.

We anticipate incurring additional expenses during fiscal 2016 to pursue our planned business operations, including additional sales and marketing expenditures as well as possible increases in expenditures for research and development of products and technology and the opening of entertainment facilities.

We formed a wholly owned Arizona limited liability company, MR Peoria, LLC, to conduct operations for our first entertainment facility in Peoria, Arizona, or the “Peoria site.” The lease commenced on November 1, 2015 and has a term of 10 years with a total commitment of approximately $2,363,000. In November 2015, MR Peoria, LLC entered into an agreement in the approximate amount of $427,000 for the design and installation of audio, video, and control systems.

In September 2015, we entered into a $118,500 agreement for architect design and prototype design services for our Peoria site. Work under the agreement commenced during the fourth quarter of 2015.

In January 2016, we entered into a $95,000 contract with a general contractor to provide services for the build out of our Peoria site. In February 2016, we entered into an agreement to purchase approximately $400,000 of kitchen and related equipment for our Peoria site. In March 2016, we entered into two agreements totaling approximately $566,000 for millwork and furniture for our Peoria site.

The opening of our Peoria site is anticipated to be funded primarily through the use of proceeds from our convertible debt offerings. Our ability to continue to execute on our business plan depends upon our ability to generate additional cash from investment proceeds and sales and operations. In the event that we are unable to raise the necessary funds, we will have to modify our current business plan. In addition, we may not be able to attract the guests necessary to generate positive income from operations, which may require us to modify our business plan to address our liquidity needs.

Our historical operating expenses and cash needs are not indicative of our current planned operations, as we continue to develop our eatertainment concept and focus on sales, marketing, and operations. Our plans will require substantially more cash to operate depending upon how quickly we open our entertainment facilities and the sales volume at those entertainment facilities. However, if funding is not obtained and sales do not generate sufficient cash flow, we will adjust our strategy and business plans accordingly. To date, we have been highly dependent upon funding from related parties and convertible debt offerings to support our operations and anticipate we will need additional funding to support our business model for at least the next 12 to 24 months. Given our current operations, traditional debt financing from banking sources may be difficult to obtain, and we may have to continue to rely on equity or debt investments from non-banking sources.

As described in further detail elsewhere in this Quarterly Report on Form 10-Q, and in our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015, we are currently conducting a convertible debt offering to address our present liquidity concerns. We may also need to obtain financing in the public equity markets. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Cash Flows from Operating Activities

Cash used in operating activities was $804,954 for the three months ended March 31, 2016 compared with cash used in operating activities of $270,021 for the three months ended March 31, 2015. Cash used in operating activities for the three months ended March 31, 2016 included a net loss of $1,094,432, offset by non-cash items of $155,256 and cash provided by the change in operating assets and liabilities of $134,222. Cash used in operating activities for the three months ended March 31, 2015 related to the net loss of $434,398 offset by non-cash items of $52,340 and the net change in operating assets and liabilities of $112,037. The non-cash items primarily reflected depreciation, amortization of deferred rent, amortization of equity awards and warrants, and stock-based compensation. The net changes in operating assets and liabilities were primarily related to changes in accounts payable and accrued expenses. Our operating activities will require additional cash in the future from sources of debt and/or equity, depending on the ability of our operations to generate positive cash flow.

Cash Flows from Investing Activities

Cash used in investing activities for the three months ended March 31, 2016 and 2015 was $656,965 and $2,293, respectively. The increase during the three months ended March 31, 2016 was due to construction-in-progress payments related to the development of our Peoria site.

Cash Flows from Financing Activities

Cash provided by financing activities for the three months ended March 31, 2016 was $845,000 compared with $0 for the three months ended March 31, 2015. Financing activities during the three months ended March 31, 2016 consisted of the sale of convertible notes and proceeds from a short-term advance.

Critical Accounting Estimates and Policies

The preparation of these condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

As an emerging growth company under the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. As a result of this election, our condensed consolidated financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards.

While our significant accounting policies are more fully described in the notes to our condensed consolidated financial statements included herewith, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

Equity Based Compensation

We account for compensation for all arrangements under which employees, consultants, and others receive common stock or other equity instruments (including options and warrants) in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation,” or ASC Topic 505-50 “Equity Based Payments to Non-Employees.” The fair value of each award is estimated and amortized as compensation expense over the requisite service period. The fair value of our share-based awards is estimated on the grant date using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including our estimated market value per share, expected price volatility, and expected term. As Modern Round was not operating as a public company prior to the Merger, we were unable to use actual price volatility and option life data as input assumptions within our Black-Scholes valuation model. We have used expected volatilities based on the historical volatility of the industry sector in which we operate.

To estimate the expected term for employee share-based payments, we chose to utilize the “simplified” method for “plain vanilla” options as discussed in the SEC’s Staff Accounting Bulletin 107, or SAB 107. We believe that all factors listed in SAB 107 as pre-requisites for utilizing the simplified method are true for us and for our share-based payment arrangements. We intend to utilize the simplified method for the foreseeable future until more detailed information about exercise behavior becomes available.

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

We believe there is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation. Currently, there is not a market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of share based options and warrant awards is determined using an option pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and a willing seller. If factors change and we employ different assumptions in future periods than those currently applied, the compensation expense we record in future periods may differ significantly from what we have historically reported.

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

Collaborative Arrangement

We entered into a Co-Venture Agreement with VirTra in January 2015. We have evaluated the Co-Venture Agreement and have determined that it is a collaborative arrangement under FASB ASC Topic 808 “Collaborative Arrangements” and that we are the principal participant. As the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in our condensed consolidated financial statements. We will reevaluate whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards, dependent upon the ultimate commercial success of the endeavor.

On the effective date of the Co-Venture Agreement, we issued to VirTra, 1,676,748 shares of our common stock (as adjusted for the Merger conversion ratio), representing a 5% ownership in our company at the time of the signing. The agreement also provides for the grant to VirTra of warrants to purchase 1,676,747 shares (as adjusted for the Merger conversion ratio), representing 5% of our common stock at the time of the signing; and provides for additional shares to assure VirTra ownership of 1% of the outstanding shares on a fully diluted basis. In calculating the compensation related to the warrant to purchase the additional 1,676,747 shares, the fair value was estimated on the date of grant to be $41,065 using the Black-Scholes model under the following assumptions: 2.87 year expected life; 1.34% risk free interest rate; zero dividend rate; and 82% expected volatility. As of March 31, 2016, we estimated the fair value of the warrant to be $58,269 using the Black-Scholes model under the following assumptions: 1.75 year expected life; 0.73% risk free interest rate; zero dividend rate; and 132.4% expected volatility. Pursuant to Topic 505-50-30-11, we revalue the warrants at each reporting date until a measurement date is reached. Further, the values of the warrants granted to VirTra have been reflected as a prepaid expense and are being amortized over the expected measurement period through June 2016.

Effects of Inflation

We do not believe that inflation had a material impact on us during the three months ended March 31, 2016 or 2015.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2016.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II—OTHER INFORMATION

Item 1. Legal Proceedings.

We may be subject to legal proceedings in the ordinary course of business. As of the date of this Quarterly Report on Form 10-Q, we are not aware of any legal proceedings to which we are a party that we believe could have a material adverse effect on us.

Item 1A. Risk Factors.

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)	None.

(b)	None.

Item 6. Exhibits.

3.1(a)	Amended and Restated Articles of Incorporation of Modern Round Entertainment Corporation (1)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed within the Securities and Exchange Commission on February 12, 2016.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODERN ROUND ENTERTAINMENT CORPORATION

Date: May 13, 2016	By:	/s/ William R. Scheidhauer
	Name:	William R. Scheidhauer
	Title:	President and Chief Operating Officer
(Principal Executive Officer)

Date: May 13, 2016	By:	/s/ Ronald L. Miller, Jr.
	Name:	Ronald L. Miller, Jr.
	Title:	Vice President, Chief Financial Officer, and Secretary
(Principal Financial and Accounting Officer)