Form 10-Q
period 2016-06-30
Modern Round Entertainment Corp
filed 2016-08-15
CIK 1609319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

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

As of August 2, 2016, there were outstanding 35,960,333 shares of the registrant’s common stock, $0.001 par value.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$295,935	$823,541
Accounts receivable - related party	28,000	4,000
Accounts receivable - trade	7,765	—
Inventory	35,755	—
Prepaid expenses	134,600	292,508
Available for sale securities	300,000	300,000

Total current assets	802,055	1,420,049
Property and equipment, net	3,060,245	54,838
Construction in progress	—	360,126
Other assets	6,900	6,515

Total assets	$3,869,200	$1,841,528

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$1,065,749	$240,374
Accrued expenses	577,977	341,803
Warrant liability	—	74,595
Deferred revenue	12,913	—
Convertible note payable	—	25,000

Total current liabilities	1,656,639	681,772
Long-term liabilities:
Convertible notes payable	2,500,000	775,000
Convertible notes payable - related parties	500,000	500,000
Deferred rent	179,606	36,380
Secured revolving line of credit - related parties	1,500,000	—

Total liabilities	6,336,245	1,993,152

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of June 30, 2016 and December 31, 2015	—	—
Common Stock Common stock, $0.001 par value; 200,000,000 shares authorized, 35,960,333 shares issued and outstanding as of June 30, 2016 and 100,000,000 shares authorized, 35,904,033 shares issued and outstanding as of December 31, 2015	35,960	35,904
Additional paid-in capital	3,214,539	3,108,522
Accumulated deficit	(5,717,544)	(3,296,050)

Total stockholders’ deficit	(2,467,045)	(151,624)

Total liabilities and stockholders’ deficit	$3,869,200	$1,841,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Food and beverage revenues	$93,058	$—	$93,058	$—
Amusement and other revenues	66,823	—	78,823	—
Discounts and comps	(15,860)	—	(15,860)	—

Total revenue, net	144,021	—	156,021	—

Cost of food and beverage	30,550	—	30,550	—
Cost of amusement and other	386	—	386	—

Total cost of products	30,936	—	30,936	—
Operating payroll and benefits	152,762	—	152,762	—
Other store operating expenses	78,976	—	78,976	—
General and administrative expenses	848,098	715,026	1,832,616	1,148,828
Depreciation expense	41,310	728	43,754	1,324
Pre-opening expense	253,651	—	340,867	—

Total operating costs	1,405,733	715,754	2,479,911	1,150,152

Loss from operations	(1,261,712)	(715,754)	(2,323,890)	(1,150,152)
Interest expense	65,350	—	97,604	—

Net loss before income taxes	(1,327,062)	(715,754)	(2,421,494)	(1,150,152)
Provision for income taxes	—	—	—	—

Net loss	$(1,327,062)	$(715,754)	$(2,421,494)	$(1,150,152)

Net loss per share
Basic and diluted	$(0.04)	$(0.02)	$(0.07)	$(0.04)

Weighted average common shares outstanding
Basic and diluted	35,960,333	32,368,661	35,937,626	32,228,932

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Par Value
Balance, December 31, 2015	35,904,033	$35,904	$3,108,522	$(3,296,050)	$(151,624)
Convertible promissory note and accrued interest converted into common stock	56,300	56	28,094	—	28,150
Stock-based compensation - options	—	—	22,456	—	22,456
Warrant liability reclassified to equity	—	—	55,467	—	55,467
Net loss for the period ended June 30, 2016	—	—	—	(2,421,494)	(2,421,494)

Balance, June 30, 2016	35,960,333	$35,960	$3,214,539	$(5,717,544)	$(2,467,045)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30, 2016	Six Months Ended June 30, 2015
Cash flows from operating activities:
Net loss	$(2,421,494)		$(1,150,152)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	43,754		1,324
Deferred rent	143,226		—
Stock option expense	22,456		226,500
Amortization of VirTra shares and warrant	49,193		60,095
Amortization of prepayment for professional fees	123,084		—
Changes in operating assets and liabilities:
Accounts receivable - related parties	(24,000)		—
Accounts receivable - trade	(7,765)		—
Inventory	(35,755)		—
Prepaid expenses	(33,497)		(7,981)
Other assets	(385)		—
Accounts payable	397,584		109,444
Accrued expenses	141,720		4,495
Accrued interest	97,604		—
Deferred revenue	12,913		—

Net cash used in operating activities	(1,491,362)		(756,275)

Cash flows from investing activities:
Purchase of available for sale securities	—		(300,000)
Purchase of property and equipment	(2,261,244)		(29,745)

Net cash used in investing activities	(2,261,244)		(329,745)

Cash flows from financing activities:
Proceeds from secured revolving line of credit - related parties	1,500,000		—
Proceeds from convertible notes	1,725,000		—

Net cash provided by financing activities	3,225,000		—

Net increase (decrease) in cash and cash equivalents	(527,606)		(1,086,020)
Cash and cash equivalents at beginning of period	823,541		1,889,885

Cash and cash equivalents at end of period	$295,935		$803,865

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$—		$—

Cash paid during period for income taxes	$—		$—

Non-cash investing and financing activities:
- Stock-based compensation - options	$22,456		$226,500

- Change in warrant liability value	$19,128		$49,170

- Construction in progress purchases in accounts payable	$427,791		$—

- Convertible promissory note and accrued interest converted to common stock	$28,150	$

- Common stock issued to VirTra	$—		$136,579

- Reclassification of warrant liability to equity	$55,467		$—

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1

The Company, Description of Business, and Liquidity

The accompanying condensed consolidated financial statements include the accounts of Modern Round Entertainment Corporation and its subsidiaries, Modern Round, Inc., MR Peoria, LLC, and MR Las Vegas, LLC (collectively, “we,” “us,” “our,” or “our company”).

Operations - Our principal operations focus on developing a combined dining and entertainment concept centered around an indoor simulated shooting experience and on securing acceptable locations for future venues. We opened our first location on June 1, 2016.

Liquidity – As of June 30, 2016, we had a working capital deficit of $854,584. As of December 31, 2015, we had a working capital surplus of $738,277. Net cash outflow from operations for the six months ended June 30, 2016 was $1,491,362. Major cash uses during the six months ended June 30, 2016 were pre-opening and general and administrative expenses. We rely on raising capital through the debt and equity markets. We currently plan to meet future cash needs beyond our cash reserves through cash from operations, lines of credit, and selling debt and equity securities in the public and private securities markets.

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

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2016 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2015 condensed consolidated balance sheet data from audited financial statements, but did not include all disclosures required by GAAP.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the three and six months ended June 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Revenue Recognition

We currently derive revenue from sales of food and beverages, membership fees, and simulated shooting lounge fees. We also derive ancillary revenue from licensing fees related to the foreign use by a licensee of our entertainment concept and simulated shooting lounge technology. We recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) seller price is fixed or determinable, and (iv) collectability is reasonably assured. We recognize revenue ratably over the term of any agreement for those that extend beyond the current period. We recognize food and beverage sales and simulated shooting lounge fees on the transaction date, as payment is required at the time of service. Membership fees are due annually and are not refundable. We recognize membership fee revenue ratably over 12 months starting in the month the fees are received.

Accounts Receivable

We collect payment at the time of service for sales transactions via cash, credit card, or gift card. We do not record a receivable for cash payments, as they are received at the time of service. We process credit card payments and record a receivable on the date of service. We do not deem an allowance necessary for credit card receivables, as our credit card processor is a leading provider of merchant services processing and is not considered to be a credit risk. Due to the nascent nature of our operations, we record guest refunds as an operating expense when incurred. We do not deem an allowance necessary for refunds as of the current quarter, but we will monitor ongoing business operations to determine if a change in policy is required.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2

Summary of Significant Accounting Policies (continued)

Accounts Receivable (continued)

We record licensing revenue receivables at the amount we expect to collect. We have not established an allowance for uncollectible accounts, as we expect to realize all current receivables. We consider the following factors when determining collectability of specific accounts: licensee credit-worthiness, past history with the licensee, current economic industry trends, and changes in payment terms. We review past due balances over 90 days and other higher risk amounts individually for collectability. We would need to record an allowance if our licensee’s financial condition were to deteriorate. Based on our estimates, we charge earnings and credit the valuation allowance account for uncollectible amounts. Balances are written off as a charge to the valuation allowance and a credit to accounts receivable once all reasonable collection efforts have been made.

Construction in Progress

We capitalize material design, planning, permitting, construction, furnishing, and equipping costs incurred at cost. We aggregate such costs in construction in progress on the balance sheet until the location has secured all applicable operating permits and is open to the public. In the accounting period in which the unit opens, we reclassify the construction in progress costs to the appropriate asset categories and calculate depreciation accordingly. Construction in progress at December 31, 2015 related to development of our venue in Peoria, Arizona that opened in June 2016.

Earnings (Loss) per Share

We compute basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect for both 2016 and 2015 would be anti-dilutive. These potentially dilutive securities include options, warrants, and convertible promissory notes.

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	June 30,
	2016	2015
Anti-dilutive securities excluded from diluted loss per share:
Stock options	5,186,927	4,020,638
Warrants	1,676,747	1,676,747
Shares issuable upon conversion of convertible promissory notes including accrued interest	7,527,441	—

Total	14,391,115	5,697,385

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

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2

Summary of Significant Accounting Policies (continued)

Fair Values of Financial Assets and Liabilities (continued)

Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

The following sets forth the classes of assets and liabilities measured at fair value on a recurring basis at June 30, 2016 and December 31, 2015 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

June 30, 2016
	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total June 30, 2016
Available for sale securities	$—	$300,000	$—	$300,000

December 31, 2015
	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total December 31, 2015
Available for sale securities	$—	$300,000	$—	$300,000
Warrant Liability	$—	$—	$74,595	$74,595

The following sets forth a reconciliation of the opening and closing balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the six months ended June 30, 2016:

Warrant Liability
Balance at December 31, 2015	$74,595
Change in valuation	(19,128)
Reclassification to equity	(55,467)

Balance at June 30, 2016	$—

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2

Summary of Significant Accounting Policies (continued)

Inventory

Inventories consist of products used for food and beverage sales, and are stated at the lower of cost (first-in, first-out) or net realizable value. Inventories consisted of the following at June 30:

2016
Food products	$11,225
Liquor products	10,150
Beer products	4,922
Wine products	9,458

Total Inventory	$35,755

Transaction Privilege Taxes

We present taxes assessed by governmental authorities on revenue-producing transactions in the statement of operations on a net basis, excluded from revenue. These taxes consist of state and city transaction privilege taxes (TPT). TPT taxes that are collected from guests are posted to the balance sheet as a liability. On a monthly basis, we calculate our TPT balance due and expense any TPT balances under collections directly to expense. We are also liable for use taxes on inventory items that are used for internal purposes. Use tax is calculated and accrued on a monthly basis.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-9 Revenue from Contracts with Customers (Topic 606), an accounting standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers are also required. The effective date of the new standard was deferred by one year by ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of Effective Date. This accounting guidance will be effective for public business entities in annual financial reporting periods beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. ASU 2014-9 may be applied retrospectively (a) to each reporting period presented or (b) with the cumulative effect in retained earnings at the beginning of the adoption period. We are currently evaluating the method of adoption of this accounting guidance and the impact thereof, and plan on making a determination of its effects in 2017.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provide guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and will be effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We plan to adopt this pronouncement in the fourth quarter of the fiscal year ending December 31, 2016. We will implement a review process in the fourth quarter of 2016 to assess any uncertainties regarding our ability to operate as a going concern. We do not anticipate that the pronouncement will have a material impact on our financial statements beginning with the period ending December 31, 2016.

In April 2015, the FASB issued ASU 2015-05, Intangibles—Goodwill and Other— Internal-Use Software, which provides guidance on customer’s accounting for fees paid in a cloud computing arrangement. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2015. We reviewed the accounting guidance, and there was no material impact on our financial statements as of June 30, 2016.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2

Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In August 2015, the FASB issued ASU 2015-15, Interest – Imputation of Interest – Presentation and Subsequent Measurement of Debt Issuance Costs Associated with Line-of-Credit Arrangements. The amendment states that companies can elect to record debt issuance costs as an asset and subsequently amortize the costs ratably over the term of the agreement for a line of credit, regardless of whether there are any outstanding borrowings on the line of credit arrangement. The amendment applies to all public entities and is effective for annual and interim reporting periods ending after December 31, 2015. We reviewed the accounting guidance, and there was no material impact on our financial statements as of June 30, 2016.

In November 2015, the FASB issued ASU 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes. The pronouncement calls for deferred tax assets and liabilities to be classified as non-current on a classified balance sheet. The pronouncement also calls for deferred tax assets and liabilities from the same taxing authority and business component to be offset and shown as one net balance. For public business entities, the amendments in this update will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Earlier application is permitted for all entities as of the beginning of an interim or annual reporting period. The amendments in this update may be applied either prospectively, requiring footnote disclosure for the reason and timing of the change, or retrospectively to all periods presented, including footnote disclosure. We are currently evaluating the method of adoption of this accounting guidance and the impact thereof, and we plan on making a determination of the effects in the fourth quarter of 2016.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments, which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update also require an entity to present separately in other comprehensive income the portion of the total change in the fair value of a liability resulting from a change in the instrument-specific credit risk when the entity has elected to measure the liability at fair value in accordance with the fair value option for financial instruments. In addition, the amendments in this update eliminate the requirement to disclose the method(s) and significant assumptions used to estimate the fair value that is required to be disclosed for financial instruments measured at amortized cost on the balance sheet for public business entities. The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We are currently evaluating the impact that this new guidance will have on our financial statements and plan to make a determination in 2017.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20) Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in this update prescribe that liabilities related to the sale of stored-value products within the scope of this update are financial liabilities. The update also provides a narrow exception to the guidance in Subtopic 405-20 to require that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606, Revenue from Contracts with Customers. The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017. Earlier adoption is permitted, including adoption in an interim period. We plan on implementing adoption of this update in late 2016 once we have redemption history on which to base our significant estimates in our breakage calculation methodology. Metrics will include the percentage of redemptions versus gift cards sold, and the estimated time period for gift card redemptions. As of June 30, 2016, we did not incur any gift card breakage income.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify accounting for income taxes and several other areas related to employee share-based compensation. The update prescribes that companies can elect to estimate forfeitures or account for them as they occur. The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016. We are currently evaluating the method of adoption of this accounting guidance and the impact thereof, and we plan on making a determination of the effects in the fourth quarter of 2016.

Other than as noted above, we have not implemented any pronouncements that had a material impact on our financial statements, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3

Property and Equipment

At June 30, 2016 and December 31, 2015, property and equipment consisted of the following:

	June 30, 2016	December 31, 2015	Estimated Useful Lives (in years)
Leasehold improvements	$1,627,318	$57,727	5 -10
Audio/Visual equipment	411,422	—	4
Computers and IT related	102,780	1,884	3 - 5
Furniture and fixtures	349,757	—	5 - 7
Kitchen equipment	442,851	—	7
Replica firearms	174,644	—	3

Subtotal	3,108,772	59,611
Less: accumulated depreciation	(48,527)	(4,773)

Total	$3,060,245	$54,838

We calculate depreciation on the straight-line method over the estimated useful lives of owned property and equipment or over the shorter of the lease term or the useful life for leasehold improvements. Depreciation expense was $41,310 and $728 for the three months ended June 30, 2016 and 2015, respectively. Depreciation expense was $43,754 and $1,324 for the six months ended June 30, 2016 and 2015, respectively.

Note 4

Secured Revolving Line of Credit – Related Parties

Our wholly owned subsidiary, Modern Round, Inc., or Modern Round, entered into a Loan and Security Agreement, dated as of May 11, 2016, or the Loan Agreement, with (i) Black Powder Management, L.L.C., a Nevada limited liability company, or Black Powder, and (ii) BK Entertainment LLC, an Arizona limited liability company, or BK Entertainment and together with Black Powder, each, a Lender and collectively, Lenders. The principal of Black Powder serves on our Board of Directors and is an indirect stockholder of more than 10% of our company. The principal of BK Entertainment also serves on our Board of Directors, and BK Entertainment is a stockholder of more than 10% of our company. Pursuant to the Loan Agreement, Lenders have agreed to make a revolving credit loan to Modern Round during the Commitment Period (as defined below), in an aggregate principal amount at any one time outstanding not to exceed $1,500,000, or the Loan.

Interest on the unpaid principal amount from time to time outstanding is payable by Modern Round at a rate of 5.0% per annum. Modern Round is required to pay to each Lender, in accordance with such Lender’s proportionate share of the outstanding advances, all accrued and unpaid interest in arrears commencing on June 1, 2016, and on the first day of each month thereafter until payment in full of any principal amount outstanding under the Loan. The principal balance outstanding under the Loan Agreement, together with all accrued interest and other amounts payable thereunder, if not sooner paid as provided in the Loan Agreement, will be due and payable on the Termination Date (as defined below). Pursuant to the Loan Agreement, Modern Round granted to Lenders a security interest in substantially all of the personal property assets of Modern Round. Modern Round will be subject to customary negative covenants as set forth in the Loan Agreement. As used in the Loan Agreement, “Commitment Period” means the period from and including the date of the first advance under the Loan Agreement to and including the Termination Date, and “Termination Date” means June 30, 2018, or (i) such earlier date upon which the commitment shall terminate as provided in the Loan Agreement or (ii) such later date upon Modern Round’s election to extend the Termination Date in accordance with the Loan Agreement. Lenders may elect to extend the Termination Date for successive one-year periods by providing written notice of such extension to Modern Round no later than 90 days prior to the Termination Date then being extended. In connection with the Loan Agreement, each of Modern Round’s wholly owned subsidiaries, MR Las Vegas, LLC and MR Peoria, LLC, entered into a Guaranty and Security Agreement for the benefit of Lenders to guarantee and secure the obligations of Modern Round under the Loan Agreement.

On June 30, 2016, Lenders amended the Loan Agreement to increase the available aggregate principal amount to $2,000,000. In July 2016, we drew an additional $500,000 and the Lenders agreed to defer the June and July interest payments as well as the payments through the end of calendar 2016.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 5

Convertible Notes Payable

In November and December 2015, prior to the merger, Modern Round issued 8% convertible promissory notes in the aggregate principal amount of $1,275,000 to independent third parties and certain related parties in a private placement. In January 2016, we approved a private placement of up to $5,000,000 of 8% convertible promissory notes, of which $1,725,000 in aggregate principal amount of such notes had been subscribed through June 30, 2016. The convertible promissory notes have a two-year term and are convertible into shares of our common stock at a post-merger adjusted price equal to $0.41 per share.

Note 6

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued liabilities, convertible notes payable, and a secured revolving line of credit. The carrying values of these financial instruments approximate fair value due to their short maturities or, for convertible notes payable and the secured revolving line of credit, such carrying values are based on borrowing rates currently available to us for loans with similar terms and maturities, which represent Level 3 inputs.

We recorded available for sale securities at the original cost basis and based the fair value of available for sale securities on the price of the private placement memorandum under which they were sold, which represents Level 2 inputs. There were no unrealized gains and losses on available for sale securities for the six months ended June 30, 2016, and consequently no other comprehensive income or loss.

We estimated the fair value of the warrant liability using Level 3 inputs and the Black-Scholes model. The estimated fair value as of June 1, 2016 was calculated using the following inputs: 1.58 year expected life; $0.20 exercise price; 135.0% volatility; zero dividend rate; and 0.52% risk free interest rate. See Note 7, Stockholders’ Deficit for details regarding the reclassification of the warrant liability.

Note 7

Stockholders’ Deficit

As of June 30, 2016, we were authorized to issue 200,000,000 shares of common stock, of which 35,960,333 shares were issued and outstanding. We had 35,904,033 shares issued and outstanding and 100,000,000 shares authorized as of December 31, 2015. We were authorized to issue 10,000,000 shares of preferred stock with no shares issued or outstanding at June 30, 2016 and December 31, 2015. Rights and privileges of preferred stock are to be determined by our Board of Directors.

The VirTra Systems, Inc., or VirTra, warrant liability was valued at $55,467 as of June 1, 2016 and reclassified to equity. Once our Peoria, Arizona location opened, VirTra was deemed to have met its performance under the warrant agreement.

During the six months ended June 30, 2016, we issued 56,300 shares of common stock in the conversion of principal and accrued interest of $28,150 on a convertible promissory note that was acquired through the December 31, 2015 merger.

Note 8

Related Party Transactions

During March 2016, we paid WorkWay BankForce $10,440 related to the searching and hiring of our staff accountant. The Arizona market manager for WorkWay BankForce is the spouse of our Chief Financial Officer.

During March and May 2016, we received short-term advances totaling $500,000 that were provided by an entity controlled by one of our directors. During April 2016, we received a short-term advance of $1,000,000 that was provided by an entity controlled by another of our directors. Upon signing the Loan and Security Agreement on May 11, 2016, these amounts were re-classified as long-term debt. See Note 4, Secured Revolving Line of Credit – Related Parties, for details on the agreement.

During March 2016, we terminated an agreement for software development with a party in which our directors have a minority financial interest. The agreement provided for monthly payments through the project completion date of March 15, 2016. During the six months ended June 30, 2016 and 2015, we recorded expenses of $57,500 and $0, respectively, under this agreement. As of June 30, 2016, we had $11,000 recorded in accounts payable to this party. We reached a settlement agreement with the party on July 20, 2016 that included the party agreeing to forego the final billing of $11,000.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 8

Related Party Transactions (continued)

During the six months ended June 30, 2016 and 2015, we recorded expenses of $116,873 and $360,533, respectively, in connection with our agreement with VirTra, a public company in which certain of our directors and officers have a minority interest. At June 30, 2016, we had the following balances in connection with VirTra: $40,340 in accounts payable; $10,025 in accrued expenses; and $9,915 in accrued royalty expense.

Note 9

Commitments

In May 2014, we entered into a contract with NOMA Technologies, LLC for the design of our website, associated mobile iOS and Android applications, and integration with third party software. The contract includes a performance bonus of our equity valued at $50,000, which is payable upon completion of the project. As of June 30, 2016, significant components of the project were not completed and as a result we did not accrue for the bonus amount.

Note 10

Subsequent Events

During July 2016, an additional $100,000 in convertible notes was subscribed in our private placement of 8% convertible promissory notes, as discussed in Note 5, Convertible Notes Payable.

In July 2016, we drew an additional $500,000 under the secured revolving line of credit, as discussed in Note 4, Secured Revolving Line of Credit – Related Parties.

On August 10, 2016, we closed our convertible debt offering, pursuant to which investors subscribed for $1,825,000 in aggregate principal amount of convertible promissory notes.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (the “Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), including statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2015. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

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

Results of Operations for the three and six months ended June 30, 2016 compared with the three and six months ended June 30, 2015

Revenue, Net

Revenue, net for the three months ended June 30, 2016 was $144,021 compared with $0 for the three months ended June 30, 2015. The increase was due to the opening of our Peoria, Arizona location in June 2016, which generated $132,021 in sales revenue. The remaining increase was due to $4,000 per month in licensing revenue. Revenue, net for the six months ended June 30, 2016 and 2015 was $156,021 and $0, respectively.

Cost of Products

Cost of products for the three and six months ended June 30, 2016 was $30,936 for both periods. Our costs of products consisted mainly of food and beverage products that were purchased and used in connection with generating sales revenue in June 2016 at our Peoria, Arizona location. We did not have any cost of products in the three and six months ended June 30, 2015.

Operating Payroll and Benefits

Operating payroll and benefits expense for the three and six months ended June 30, 2016 was $152,762 for both periods. Operating payroll and benefits expense consisted of salaries, wages, taxes, and other benefit costs related to operating the Peoria, Arizona location in June 2016. We did not have any corresponding expense in the three and six months ended June 30, 2015.

Other Store Operating Expenses

Other store operating expense for the three and six months ended June 30, 2016 was $78,976 for both periods. Other store operating expense consisted primarily of marketing, occupancy, supplies, services, utilities and other general expenses relating to operating the Peoria, Arizona location in June 2016. We did not have any corresponding expense in the three and six months ended June 30, 2015.

General and Administrative Expenses

General and administrative expense for the three months ended June 30, 2016 was $848,098 compared with $715,026 for the three months ended June 30, 2015, or an increase of $133,072. The increase was driven by an increase in payroll costs, which was partially offset by a reduction in software development and research and development costs. We increased headcount as we brought our software development team in-house in November 2015 and rounded out our management team for the opening of our Peoria, Arizona location in December 2015. As a result, payroll cost increased by $316,280 for the three months ended June 30, 2016 compared with the comparable three months in 2015. Software development costs decreased by $133,208 for the three months ended June 30, 2016 compared with the three months ended June 30, 2015, as a result of bringing our software development team in-house. Research and development costs decreased for the three months ended June 30, 2016 compared with the three months ended June 30, 2015 due to the timing of a development project. The development project was completed and paid for in the first quarter of 2016. General and administrative expense for the six months ended June 30, 2016 was $1,832,616 compared with $1,148,828 for the six months ended June 30, 2015, or an increase of $683,788, which was primarily due to similar factors to those that contributed to the increase in the three-month period ended June 30, 2016 compared with the same period in 2015.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2016 was $41,310 compared with $728 for the three months ended June 30, 2015, or an increase of $40,582. The increase was due to the assets for the Peoria, Arizona location being placed in service in June 2016 and incurring a full month of depreciation. Depreciation expense for the six months ended June 30, 2016 was $43,754 compared with $1,324 for the six months ended June 30, 2015, or an increase of $42,430.

Pre-opening Expenses

Pre-opening expense for the three and six months ended June 30, 2016 was $253,651 and $340,867, respectively. No pre-opening expense was incurred for the three and six months ended June 30, 2015. Pre-opening expense was incurred prior to the opening of the Peoria, Arizona location in June 2016 and included training labor, supplies, advertising, deferred rent, and other miscellaneous soft costs required to open the location.

Interest Expense

Interest expense for the three months and six months ended June 30, 2016 was $65,350 and $97,604, respectively. There was no interest expense incurred in the three and six months ended June 30, 2015, as we did not have any debt during this period. In late 2015 and 2016, we offered convertible promissory notes and drew on a secured revolving line of credit.

Net Loss

Net loss for the three months ended June 30, 2016 was $1,327,062 compared with a net loss of $715,754 for the three months ended June 30, 2015, or an increased loss of $611,308. Our losses increased in the current period primarily due to increased general and administrative expenses, pre-opening expense, and interest expense as discussed above. Net loss for the six months ended June 30, 2016 and 2015 was $2,421,494 and $1,150,152, respectively, or an increased loss of $1,271,342.

Non-GAAP Financial Measures

In addition to the results provided in accordance with accounting principles generally accepted in the United States, or GAAP, we provide non-GAAP measures which present operating results on an adjusted basis. EBITDA, Adjusted EBITDA, and Unit-Level EBITDA are supplemental measures of performance that are not required by or presented in accordance with GAAP. These non-GAAP measures do not represent and should not be considered as an alternative to net income or cash flows from operations, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly entitled measures reported by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Although we use these non-GAAP measures to assess the operating performance of our business, they have significant limitations as an analytical tool because they exclude certain material costs. For example, Adjusted EBITDA does not take into account a number of significant items, including our interest expense and depreciation and amortization expense. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. In addition, Adjusted EBITDA excludes pre-opening expense because these amounts vary from period to period and do not directly relate to the ongoing operations of our currently underlying business, and as a result complicate comparison of the underlying business between periods. Because of the limitations described above, management does not view Adjusted EBITDA in isolation and also uses other measures, such as net sales, income (loss) from operations, and net income (loss), to measure operating performance.

EBITDA

We define “EBITDA” as earnings before interest, income tax, depreciation and amortization. We calculate this metric by adding interest, income tax, and depreciation and amortization costs, if applicable, to our net loss. We present EBITDA because we believe it provides useful information to investors regarding our performance. We believe that EBITDA is used by many investors as a measure of performance, as it adjusts for non-cash and non-recurring items. However, because this measure excludes significant items, the value of this measure is limited as a measure of our consolidated financial performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(1,327,062)	$(715,754)	$(2,421,494)	$(1,150,152)
Interest expense	65,350	—	97,604	—
Income tax expense	—	—	—	—
Depreciation expense	41,310	728	43,754	1,324
Amortization expense	—	—	—	—

EBITDA	$(1,220,402)	$(715,026)	$(2,280,136)	$(1,148,828)

Adjusted EBITDA

Our definition of “Adjusted EBITDA” differs from EBITDA, as described above, as we further adjust net loss for pre-opening expense, and other non-cash expenses, including deferred rent, stock option expense, and amortization of equity-based prepayments. We calculate this metric similar to the EBITDA calculation described above, with additional add-backs for pre-opening expense and other non-cash expenses. We present Adjusted EBITDA because we believe it provides useful information to investors regarding our performance. We believe that Adjusted EBITDA is used by many investors as a measure of performance, as it adjusts for non-cash and non-recurring items. However, because this measure excludes significant items, the value of this measure is limited as a measure of our consolidated financial performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(1,327,062)	$(715,754)	$(2,421,494)	$(1,150,152)
Interest expense	65,350	—	97,604	—
Income tax expense	—	—	—	—
Depreciation expense	41,310	728	43,754	1,324
Other non-cash expense	185,147	51,744	337,959	286,595
Amortization expense	—	—	—	—
Pre-opening expense	253,651	—	340,867	—

Adjusted EBITDA	$(781,604)	$(663,282)	$(1,601,310)	$(862,233)

Unit-level EBITDA

Our definition of “Unit-level EBITDA” differs from EBITDA, as defined above, because we further adjust net loss to exclude licensing revenue, general and administrative expense, pre-opening expense, and non-cash deferred rent expense incurred for unit-level leases. We believe Unit-level EBITDA to be a useful measure of evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store-level, and the costs of opening new stores, which are non-recurring at the store-level. We also believe that Unit-level EBITDA is a useful measure in evaluating our operating performance within our industry as it permits the evaluation of unit-level productivity, efficiency, and performance. However, because this measure excludes significant items, the value of this measure is limited as a measure of our consolidated financial performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net loss	$(1,327,062)	$(715,754)	$(2,421,494)	$(1,150,152)
Interest expense	65,350	—	97,604	—
Income tax expense	—	—	—	—
Depreciation expense	41,310	728	43,754	1,324
Amortization expense	—	—	—	—
Licensing revenue	(12,000)	—	(24,000)	—
General and administrative expense	848,098	715,026	1,832,616	1,148,828
Pre-opening expense	253,651	—	340,867	—
Deferred rent - unit-level	26,150	—	26,150	—

Unit-level EBITDA	$(104,503)	$—	$(104,503)	$—

Liquidity and Capital Resources

Our principal liquidity to date has come from three sources: sales of shares, subscriptions of convertible promissory notes, and a secured revolving line of credit. We sold 30,691,914 shares (as adjusted for the Merger conversion ratio) for aggregate proceeds of $2,500,000 in the year ended December 31, 2014. Starting in November 2015, prior to the Merger, our wholly owned subsidiary, Modern Round, issued convertible promissory notes in the aggregate principal amount of $1,275,000 to independent third parties and certain related parties in a private placement. In the six months ended June 30, 2016, an additional $1,725,000 of convertible promissory notes were subscribed. In the six months ended June 30, 2016, we also received $1,500,000 from our secured revolving line of credit.

At June 30, 2016, we had a working capital deficiency of $854,584, which included $300,000 of equity investments in a public company that may be sold at our discretion. The negative working capital balance was primarily due to an increase in our accounts payable, accrued expenses, and cash expended for building and opening our Peoria location.

We anticipate incurring additional expenses during fiscal 2016 to pursue our planned business operations, including additional sales and marketing expenditures as well as possible increases in expenditures for research and development of products and technology and the opening of entertainment facilities.

We formed a wholly owned Arizona limited liability company, MR Peoria, LLC, to conduct operations for our first entertainment facility in Peoria, Arizona. The lease commenced on November 1, 2015 and has a term of 10 years with a total commitment of approximately $2,363,000. The facility was opened in June 2016.

The opening of future facilities is anticipated to be funded primarily through the use of proceeds from future debt and private placement offerings. Our ability to continue to execute on our business plan depends upon our ability to generate additional cash from investment proceeds and sales and operations. In the event that we are unable to raise the necessary funds, we will have to modify our current business plan. In addition, we may not be able to attract the guests necessary to generate positive income from operations, which may require us to modify our business plan to address our liquidity needs.

Our historical operating expenses and cash needs are not indicative of our current planned operations, as we continue to develop our eatertainment concept and focus on sales, marketing, and operations. Our plans will require substantially more cash to operate depending upon how quickly we open additional entertainment facilities and the sales volume at those entertainment facilities. However, if funding is not obtained and sales do not generate sufficient cash flow, we will adjust our strategy and business plans accordingly. To date, we have been highly dependent upon funding from related parties and convertible debt offerings to support our operations and anticipate we will need additional funding to support our business model for at least the next 12 to 24 months. Given our current operations, traditional debt financing from banking sources may be difficult to obtain, and we may have to continue to rely on equity or debt investments from non-banking sources.

As described in further detail elsewhere on this Quarterly Report on Form 10-Q, we recently closed a convertible debt offering to address our present liquidity concerns. We may also need to obtain financing in the public equity markets or through private placement offerings. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Cash Flows from Operating Activities

Cash used in operating activities was $1,491,362 for the six months ended June 30, 2016 compared with cash used in operating activities of $756,275 for the six months ended June 30, 2015. Cash used in operating activities for six months ended June 30, 2016 included a net loss of $2,421,494, offset by net non-cash items of $381,713 and net cash provided by the change in operating assets and liabilities of $548,419. Cash used in operating activities for the six months ended June 30, 2015 related to the net loss of $1,150,152 offset by non-cash items of $287,919 and the net change in operating assets and liabilities of $105,958. The non-cash items primarily reflected depreciation, amortization of deferred rent, amortization of equity awards and warrants, and stock-based compensation. The net changes in operating assets and liabilities were primarily related to changes in accounts payable and accrued expenses. Our operating activities may require additional cash in the future from sources of debt and/or equity, depending on the ability of our operations to generate positive cash flow.

Cash Flows from Investing Activities

Cash used in investing activities for the six months ended June 30, 2016 and 2015 was $2,261,244 and $329,745, respectively. The increase during the six months ended June 30, 2016 was primarily due to construction-in-progress payments related to the development of our Peoria, Arizona location.

Cash Flows from Financing Activities

Cash provided by financing activities for the six months ended June 30, 2016 was $3,225,000 compared with $0 for the six months ended June 30, 2015. Financing activities during the six months ended June 30, 2016 consisted of the sale of $1,725,000 in convertible notes under a private placement and proceeds of $1,500,000 from a secured revolving line of credit with related parties.

Critical Accounting Estimates and Policies

The preparation of these condensed consolidated financial statements in conformity with GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

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

Equity Based Compensation

We account for compensation for all arrangements under which employees, consultants, and others receive common stock or other equity instruments (including options and warrants) in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation,” or ASC Topic 505-50 “Equity Based Payments to Non-Employees.” Under ASC Topic 718, the fair value of each award is estimated and amortized as compensation expense over the requisite service period. The fair value of our share-based awards is estimated on the grant date using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including our estimated market value per share, expected price volatility, and expected term. As Modern Round was not operating as a public company prior to the Merger, we were unable to use actual price volatility and option life data as input assumptions within our Black-Scholes valuation model. We have used expected volatilities based on the historical volatility of comparable public companies in the industry sector in which we operate, in accordance with the guidance set forth in ASC Topic 718.

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

Revenue Recognition

We currently derive revenue from sales of food and beverages, membership fees, and simulated shooting lounge fees. We also derive ancillary revenue from licensing fees related to the foreign use by a licensee of our entertainment concept and simulated shooting lounge technology. We recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) seller price is fixed or determinable, and (iv) collectability is reasonably assured. We recognize revenue ratably over the term of the agreement for revenue that extends beyond the current period. We recognize food and beverage sales and simulated shooting lounge fees on the transaction date, as payment is required at the time of service. Membership fees are due annually and are not refundable. We recognize membership fee revenue ratably over 12 months starting in the month the fees are received.

Accounts Receivable

We collect payment at the time of service for sales transactions via cash, credit card, or gift card. We do not record a receivable for cash payments, as they are received at the time of service. We process credit card payments and record a receivable on the date of service. We do not deem an allowance necessary for credit card receivables, as our credit card processor is a leading provider of merchant services processing and is not considered to be a credit risk. Due to the nascent nature of our operations, we record guest refunds as an operating expense when incurred. We do not deem an allowance necessary for refunds as of the current quarter, but we will monitor ongoing business operations to determine if a change in policy is required.

We state licensing revenue receivables at the amount we expect to collect. We have not established an allowance for uncollectible accounts, as we expect to realize all current receivables. We consider the following factors when determining collectability of specific accounts: licensee credit-worthiness, past history with the licensee, current economic industry trends, and changes in payment terms. We review past due balances over 90 days and other higher risk amounts individually for collectability. We would need to record an allowance if our licensee’s financial condition were to deteriorate. Based on management’s estimates, we charge earnings and credit the valuation allowance account for uncollectible amounts. Balances are written off as a charge to the valuation allowance and a credit to accounts receivable once all reasonable collection efforts have been made.

Inventory

Inventories consist of products used for food and beverage sales, and are stated at the lower of cost (first-in, first-out) or net realizable value.

Research and Development Costs

We charge expenses related to research, design, and development of products to research and development costs as incurred. These expenditures include direct salary costs and/or consultant expenses for research and development personnel and contractors, costs for materials used in research and development activities, and costs for outside services. Research and development costs are included in general and administrative expenses on the statement of operations.

Software Development Costs

We expense software development costs as incurred until technological feasibility has been established, at which time such costs are capitalized until the product is available for general release to customers. At each balance sheet date, we compare the unamortized capitalized costs of a computer software product with the net realizable value of that product. We write off the amount, if any, by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset. No software development costs have been capitalized since inception. We include software development costs in general and administrative expenses on the statement of operations.

Investments

We determine the appropriate classification of our investments in equity securities at the time of acquisition and reevaluate such determinations at each balance sheet date. Investments in equity not classified as trading, are classified as available for sale, and are carried at fair value, with any unrecognized gains and losses included in the determination of comprehensive income (loss) and reported in stockholders’ equity (deficit). The fair value of the investments was based on the value of the same securities recently sold under a private placement memorandum.

Collaborative Arrangement

We entered into a Co-Venture Agreement with VirTra in January 2015. We have evaluated the Co-Venture Agreement and have determined that it is a collaborative arrangement under FASB ASC Topic 808 “Collaborative Arrangements” and that we are the principal participant. As the principal participant, costs incurred and revenue generated from third parties are recorded on a gross basis in the condensed consolidated financial statements. We will reevaluate whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards, dependent upon the ultimate commercial success of the endeavor.

On the effective date of the Co-Venture Agreement, we issued to VirTra, 1,676,748 shares of our common stock (as adjusted for the Merger conversion ratio), representing a 5% ownership in our company at the time of the signing. The agreement also provides for the grant to VirTra of warrants to purchase 1,676,747 shares (as adjusted for the Merger conversion ratio), representing 5% of our common stock at the time of the signing; and provides for additional shares to assure VirTra ownership of 1% of the outstanding shares on a fully diluted basis. Pursuant to ASC Topic 505-50-30-11, we revalue the warrants at each reporting date until a measurement date is reached. With the opening of our Peoria, Arizona location, a measurement date was reached and the warrant liability was valued as of June 1, 2016 to be $55,467 based on the following assumptions: 1.58 year expected life, 0.52% risk free interest rate, zero dividend rate, and 135% expected volatility. As of June 1, 2016. the prepaid expenses that resulted from the shares of common stock and the warrant issued to VirTra were fully expensed and the warrant value was reclassified to equity.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2016.

Changes in Internal Control Over Financial Reporting

We modified our internal controls over financial reporting to account for the opening of our Peoria, Arizona location. We adopted policies and procedures that apply to unit-level cash handling, revenue recognition, inventory valuation, accounts receivable, accrued payroll and payroll processing, staffing, fixed assets and depreciation expense, accounts payable, and purchasing. There were no other changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 1A. Risk Factors

Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

None.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(a)

On August 10, 2016, we completed a private placement of $1,825,000 in aggregate principal amount of convertible debt. Each convertible promissory note bears interest at a rate of 8% per annum and may be converted into shares of common stock at a conversion rate of $0.41 per share. We intend to use the proceeds from the private placement for general corporate purposes.

The securities issued in the private placement described above were issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

(b)	None.

Item 6. Exhibits

10.10*	Co-Venture Agreement, dated January 26, 2015, by and between Modern Round, L.L.C. and VirTra Systems, Inc. (1)

10.11	Loan and Security Agreement, dated as of May 11, 2016, by and among Modern Round, Inc., Black Powder Management, L.L.C., and BK Entertainment LLC (2)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

(1)	Incorporated by reference to the Registrant’s Current Report on Form 8-K/A filed with the Securities and Exchange Commission on May 25, 2016.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the Securities and Exchange Commission on May 16, 2016.
*	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODERN ROUND ENTERTAINMENT CORPORATION

Date: August 15, 2016	By:	/s/ William R. Scheidhauer
	Name:	William R. Scheidhauer
	Title:	President and Chief Operating Officer
(Principal Executive Officer)

Date: August 15, 2016	By:	/s/ Ronald L. Miller, Jr.
	Name:	Ronald L. Miller, Jr.
	Title:	Vice President, Chief Financial Officer, and Secretary
(Principal Financial and Accounting Officer)