Form 10-Q
period 2016-09-30
Modern Round Entertainment Corp
filed 2016-11-14
CIK 1609319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of November 2, 2016, there were outstanding 37,637,080 shares of the registrant’s common stock, $0.001 par value.

PART I—FINANCIAL INFORMATION

Item 1.	Financial Statements (Unaudited)

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

	September 30, 2016	December 31, 2015
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$25,563	$823,541
Accounts receivable - related party	—	4,000
Accounts receivable - trade	17,255	—
Inventory	30,469	—
Prepaid expenses	93,550	292,508
Available for sale securities	150,000	300,000

Total current assets	316,837	1,420,049

Property and equipment, net	3,264,613	54,838
Construction in progress	—	360,126
Other assets	6,900	6,515

Total assets	$3,588,350	$1,841,528

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable	$812,816	$240,374
Accrued expenses	713,272	341,803
Warrant liability	—	74,595
Deferred revenue	61,046	—
Convertible note payable	—	25,000

Total current liabilities	1,587,134	681,772

Long-term liabilities:
Convertible notes payable	2,650,000	775,000
Convertible notes payable - related parties	500,000	500,000
Deferred rent	206,140	36,380
Secured revolving line of credit - related parties	2,150,000	—

Total liabilities	7,093,274	1,993,152

Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of September 30, 2016 and December 31, 2015	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 35,960,333 and 35,904,033 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	35,960	35,904
Additional paid-in capital	3,219,339	3,108,522
Accumulated deficit	(6,760,223)	(3,296,050)

Total stockholders’ deficit	(3,504,924)	(151,624)

Total liabilities and stockholders’ deficit	$3,588,350	$1,841,528

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Food and beverage revenues	$328,898	$—	$421,955	$—
Amusement and other revenues	222,956	—	301,778	—
Discounts and comps	(30,390)	—	(46,250)	—

Total revenue, net	521,464	—	677,483	—

Cost of food and beverage	82,805	—	113,355	—
Cost of amusement and other	2,781	—	3,168	—

Total cost of products	85,586	—	116,523	—

Operating payroll and benefits	305,178	—	457,940	—
Other store operating expenses	173,566	—	252,543	—
General and administrative expenses	633,086	584,860	2,465,703	1,733,688
Depreciation expense	128,477	1,482	172,231	2,806
Impairment of available for sale securities	150,000	—	150,000	—
Pre-opening costs	—	—	340,867	—

Total operating costs	1,475,893	586,342	3,955,807	1,736,494

Loss from operations	(954,429)	(586,342)	(3,278,324)	(1,736,494)

Interest expense	88,245	—	185,849	—

Net loss before income taxes	(1,042,674)	(586,342)	(3,464,173)	(1,736,494)

Provision for income taxes	—	—	—	—

Net loss	$(1,042,674)	$(586,342)	$(3,464,173)	$(1,736,494)

Net loss per share
Basic and diluted	$(0.03)	$(0.02)	$(0.10)	$(0.05)

Weighted average common shares outstanding
Basic and diluted	35,960,333	32,368,661	35,945,278	32,276,193

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2016

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders’
	Shares	Par Value	Capital	Deficit	Deficit
Balance, December 31, 2015	35,904,033	$35,904	$3,108,522	$(3,296,050)	$(151,624)
Convertible promissory note and accrued interest converted into common stock	56,300	56	28,094	—	28,150
Stock-based compensation - options	—	—	27,256	—	27,256
Warrant liability reclassified to equity	—	—	55,467	—	55,467
Net loss for the period ended September 30, 2016	—	—	—	(3,464,173)	(3,464,173)

Balance, September 30, 2016	35,960,333	$35,960	$3,219,339	$(6,760,223)	$(3,504,924)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine Months Ended September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(3,464,173)	$(1,736,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	172,231	2,806
Deferred rent	169,760	—
Stock option expense	27,256	374,745
Amortization of VirTra shares and warrant	49,193	53,001
Amortization of stock prepayment for professional fees	164,112	—
Impairment of available for sale securities	150,000	—

Changes in operating assets and liabilities:
Accounts receivable - related parties	4,000	—
Accounts receivable - trade	(17,255)	—
Inventory	(30,469)	—
Prepaid expenses	(33,475)	(101,086)
Other assets	(385)	—
Accounts payable	170,443	159,288
Accrued expenses	93,770	10,200
Accrued interest	185,849	—
Deferred revenue	61,046	—

Net cash used in operating activities	(2,298,097)	(1,237,540)

Cash flows from investing activities:
Purchase of available for sale securities	—	(300,000)
Purchase of property and equipment	(2,524,881)	(29,745)

Net cash used in investing activities	(2,524,881)	(329,745)

Cash flows from financing activities:
Proceeds from secured revolving line of credit - related parties	2,150,000	—
Proceeds from convertible notes	1,875,000	—

Net cash provided by financing activities	4,025,000	—

Net decrease in cash and cash equivalents	(797,978)	(1,567,285)
Cash and cash equivalents at beginning of period	823,541	1,889,885

Cash and cash equivalents at end of period	$25,563	$322,600

Supplemental disclosure of cash flow information:

Cash paid during period for interest	$—	$—

Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
- Stock-based compensation - options	$27,256	$374,745

- Change in warrant liability value	$19,128	$53,001

- Property and equipment purchases in accounts payable and accrued expenses	$496,999	$—

- Convertible promissory note and accrued interest converted to common stock	$28,150	$—

- Common stock issued to VirTra	$—	$136,579

- Reclassification of warrant liability to equity	$55,467	$—

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

Operations - Our principal operations focus on developing a combined dining and entertainment concept centered around an indoor simulated shooting experience and on securing acceptable locations for future venues. We opened our first and currently only location in Peoria, Arizona on June 1, 2016.

Liquidity – As of September 30, 2016, we had a working capital deficit of $1,270,297. As of December 31, 2015, we had a working capital surplus of $738,277. Net cash outflow from operations for the nine months ended September 30, 2016 was $2,298,097. Major cash uses during the nine months ended September 30, 2016 were pre-opening and operating costs for our Peoria, Arizona location and general and administrative expenses. We rely on raising capital through the debt and equity markets. We currently plan to meet future cash needs beyond our cash reserves through cash from operations, lines of credit and selling debt and equity securities in the public and private securities markets.

Note 2

Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

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

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at September 30, 2016 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2015 condensed consolidated balance sheet data from audited financial statements, but did not include all disclosures required by GAAP.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the three and nine months ended September 30, 2016 are not necessarily indicative of the results to be expected for the full year.

Revenue Recognition

We currently derive revenue from sales of food and beverages, membership fees, and simulated shooting lounge fees. We recognize revenue when all the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) seller price is fixed or determinable, and (iv) collectability is reasonably assured. We recognize revenue ratably over the term of the agreement for revenue that extends beyond the current period. We recognize food and beverage sales and simulated shooting lounge fees on the transaction date, as payment is required at the time of service. Membership fees are due annually and are not refundable. We recognize membership fee revenue ratably over 12 months starting in the month the fees are received. We record gift card sales as deferred revenue and recognize the sales revenue when the gift cards are utilized by our guests. We recorded ancillary licensing revenue of $8,000 for the year ended December 31, 2015 and $32,000 for the nine months ended September 30, 2016.

Accounts Receivable

We record receivables at the amount we expect to collect. We charge earnings and credit the valuation allowance account for uncollectible amounts based on our estimates. Balances are written off as a charge to the valuation allowance and a credit to accounts receivable once all reasonable collection efforts have been made. We consider the following factors when determining collectability of specific accounts: licensee credit-worthiness, history with the licensee, current economic industry trends, and changes in payment terms. We review past due balances over 90 days and other higher risk amounts individually for collectability. In September 2016, we expensed the remaining related party receivable balance of $36,000 from our licensee, as we had exhausted all our collection efforts.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2

Summary of Significant Accounting Policies (continued)

Construction in Progress

We capitalize material design, planning, permitting, construction, furnishing, and equipping charges incurred at cost. We aggregate such costs in construction in progress on the balance sheet until the location has secured all applicable operating permits and is open to the public. In the accounting period in which the unit opens, we reclassify the construction in progress costs to the appropriate asset categories and depreciation is calculated when operations commence. Construction in progress at December 31, 2015 related to development of our venue in Peoria, Arizona that opened in June 2016.

Earnings (Loss) per Share

We compute basic net loss per share by dividing net loss available to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect for both 2016 and 2015 would be anti-dilutive. These potentially dilutive securities include options, warrants, and convertible promissory notes.

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	September 30,
	2016	2015
Anti-dilutive securities excluded from diluted loss per share:
Stock options	5,186,927	4,020,638
Warrants	1,676,747	1,676,747
Shares issuable upon conversion of convertible promissory notes including accrued interest	8,046,773	—

Total	14,910,447	5,697,385

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

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2

Summary of Significant Accounting Policies (continued)

The following sets forth the classes of assets and liabilities measured at fair value on a recurring basis at September 30, 2016 and December 31, 2015 using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

September 30, 2016

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total September 30, 2016
Available for sale securities	$—	$150,000	$—	$150,000

December 31, 2015

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total December 31, 2015
Available for sale securities	$—	$300,000	$—	$300,000

Warrant liability	$—	$—	$74,595	$74,595

The following sets forth a reconciliation of the opening and closing balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the nine months ended September 30, 2016:

Warrant Liability
Balance at December 31, 2015	$74,595
Change in valuation	(19,128)
Reclassification to equity	(55,467)

Balance at September 30, 2016	$—

Investments

We determine the appropriate classification of our investments in equity securities at the time of acquisition and reevaluate such determinations at each balance sheet date. We classify investments in equity securities that are bought and held, principally for the purpose of selling them, in the near term as trading securities and report them at fair value, with the unrealized gains and losses recognized in earnings. We classify investments in equity securities, not classified as trading, as available for sale, and carry them at fair value, with any unrecognized gains and losses, net of tax, included in the determination of other comprehensive income (loss) and reported in stockholders’ equity. We review our investments in equity securities classified as available for sale at each reporting period to determine if there has been an other than temporary decline in fair value. This evaluation is based upon several factors, including stock price performance, financial condition, and near-term prospects of the issuer, as well as our intent and ability to retain the investment for a period sufficient to allow for any anticipated recovery in market value. We record other than temporary impairments of equity securities classified as available for sale as an impairment expense on the condensed consolidated statement of operations.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2

Summary of Significant Accounting Policies (continued)

Inventory

Inventory consists of products used for food and beverage sales, and are stated at the lower of cost (first-in, first-out) or net realizable value. Inventory consisted of the following at September 30:

2016
Food products	$9,029
Liquor products	9,390
Beer products	3,091
Wine products	8,959

Total Inventory	$30,469

Transaction Privilege Taxes

We present taxes assessed by governmental authorities on revenue-producing transactions in the condensed consolidated statement of operations on a net basis, excluded from revenue. These taxes consist of state and city transaction privilege taxes (TPT). TPT taxes that are collected from guests are posted to the balance sheet as a liability. On a monthly basis, we calculate our TPT balance due and expense any TPT under collections directly to expense. We are also liable for use taxes on inventory items that are used for internal purposes. Use tax is calculated and accrued monthly.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-9 Revenue from Contracts with Customers (Topic 606), an accounting standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers are also required. The effective date of the new standard was deferred by one year by ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of Effective Date. This accounting guidance will be effective for public business entities in annual financial reporting periods beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. ASU 2014-9 may be applied retrospectively (a) to each reporting period presented or (b) with the cumulative effect in retained earnings at the beginning of the adoption period. We are currently evaluating the method of adoption of this accounting guidance and the impact thereof, and plan on making a determination of the effects in 2017.

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

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20) Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in this update prescribe that liabilities related to the sale of stored-value products within the scope of this update are financial liabilities. The update also provides a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606, Revenue from Contracts with Customers. The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017. Earlier adoption is permitted, including adoption in an interim period. We plan on implementing adoption of this update in late 2016 once we have redemption history on which to base our significant estimates in our breakage calculation methodology. Metrics will include the percentage of redemptions versus gift cards sold, and the estimated time for gift card redemptions. As of September 30, 2016, we did not recognize any gift card breakage income.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify accounting for income taxes and several other areas related to employee share-based compensation. The update prescribes that companies can elect to estimate forfeitures or account for them as they occur. The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2016. We are currently evaluating the method of adoption of this accounting guidance and the impact thereof, and we plan to make a determination of its effects in the fourth quarter of 2016.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2019. We have reviewed the pronouncement and we do not believe there will be a material impact on our financial statements when the pronouncement becomes effective.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 2

Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provide specific guidance on cash flow classification for eight distinct types of cash receipts. The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017. The amendments can be adopted early if incorporated into the beginning of the fiscal year in which the pronouncement is adopted, however, we have not elected to adopt the amendments early. We have reviewed the pronouncement and we do not believe that there will be a material impact on our financial statements when the pronouncements become effective.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Asset Other Than Inventory. The amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments allow for the recognition of income tax consequences at the time of transfer as opposed to when an asset is sold to a third-party. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in ASU 2016-16 should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are not electing early adoption for this pronouncement and we do not believe there will be a material impact on our financial statements when it becomes effective.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810) – Interests Held through Related Parties That Are under Common Control. This pronouncement amends the consolidation guidance on how a reporting entity that is the single decision maker of a VIE should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. If a reporting entity satisfies the first characteristic of a primary beneficiary (such that it is the single decision maker of a VIE), the amendments in this update require that reporting entity, in determining whether it satisfies the second characteristic of a primary beneficiary, to include all of its direct variable interests in a VIE and, on a proportionate basis, its indirect variable interests in a VIE held through related parties, including related parties that are under common control with the reporting entity. A single decision maker is required to include those interests on a proportionate basis consistent with indirect interests held through other related parties. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Entities that have not yet adopted the amendments in Update 2015-02 are required to adopt the amendments in this update at the same time they adopt the amendments in Update 2015-02 and should apply the same transition method elected for the application of Update 2015-02. Entities that already have adopted the amendments in Update 2015-02 are required to apply the amendments in this update retrospectively to all relevant prior periods beginning with the fiscal year in which the amendments in Update 2015-02 initially were applied. We are not electing early adoption of this pronouncement and do not believe it will have a material impact on our financial statements when it becomes effective. Other than as noted above, we have not implemented any pronouncements that had a material impact on the financial statements, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our financial position or results of operations.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 3

Property and Equipment

At September 30, 2016 and December 31, 2015, property and equipment consisted of the following:

	September 30, 2016	December 31, 2015	Estimated Useful Lives (in years)
Leasehold improvements	$1,908,802	$57,727	5 - 10
Audio/Visual equipment	454,382	—	4
Computers and IT related	107,559	1,884	3 - 5
Furniture and fixtures	351,643	—	5 - 7
Kitchen equipment	442,851	—	7
Replica firearms	176,380	—	3

Subtotal	3,441,617	59,611
Less: accumulated depreciation	(177,004)	(4,773)

Total	$3,264,613	$54,838

We calculate depreciation on the straight-line method over the estimated useful lives of owned property and equipment or over the shorter of the lease term or the useful life for leasehold improvements. Depreciation expense was $172,231 and $2,806 for the nine months ended September 30, 2016 and 2015, respectively.

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

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 4

Secured Revolving Line of Credit – Related Parties (continued)

Pursuant to the Loan Agreement, Modern Round granted to Lenders a security interest in substantially all the personal property assets of Modern Round. Modern Round will be subject to customary negative covenants as set forth in the Loan Agreement. As used in the Loan Agreement, “Commitment Period” means the period from and including the date of the first advance under the Loan Agreement to and including the Termination Date, and “Termination Date” means June 30, 2018, or (i) such earlier date upon which the commitment shall terminate as provided in the Loan Agreement or (ii) such later date upon Modern Round’s election to extend the Termination Date in accordance with the Loan Agreement. Lenders may elect to extend the Termination Date for successive one-year periods by providing written notice of such extension to Modern Round not later than 90 days prior to the Termination Date then being extended.

In connection with the Loan Agreement, each of Modern Round’s wholly owned subsidiaries, MR Las Vegas, LLC and MR Peoria, LLC, entered into a Guaranty and Security Agreement for the benefit of Lenders to guarantee and secure the obligations of Modern Round under the Loan Agreement.

On June 30, 2016, the Lenders amended the Loan Agreement to increase the available aggregate principal amount to $2,000,000. In October 2016, the lenders amended the Loan agreement to increase the principal amount to $3,000,000. In the third quarter of 2016, we drew an additional $650,000 and the Lenders agreed to defer the June and July interest payments as well as the interest payments through the end of calendar 2016.

Note 5

Convertible Notes Payable

In November and December 2015, prior to the merger, Modern Round issued 8% convertible promissory notes in the aggregate principal amount of $1,275,000 to independent third parties and certain related parties in a private placement. In January 2016, we approved a private placement of up to $5,000,000 of 8% convertible promissory notes. On August 10, 2016, we closed our convertible debt offering, pursuant to which investors subscribed for $1,875,000 in aggregate principal amount of convertible promissory notes during the nine months ended September 30, 2016. The convertible promissory notes have a two-year term and are convertible into shares of our common stock at a post-merger adjusted price equal to $0.41 per share.

Note 6

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses, convertible notes payable, and a secured revolving line of credit. The carrying values of these financial instruments approximate fair value, due to their short maturities, or for convertible notes payable and the secured revolving line of credit, based on borrowing rates currently available to us for loans with similar terms and maturities, which represent Level 3 inputs.

We recorded available for sale securities at the original cost basis and based the fair value of available for sale securities on an analysis of the stock’s trading volume and price as well as guidance from our efforts to sell the securities, which represent Level 2 and Level 3 inputs, respectively. We incurred an other than temporary impairment on our available for sale equity securities in the amount of $150,000 during the nine months ended September 30, 2016, which was recorded as impairment expense on our condensed consolidated statement of operations.

We estimated the fair value of the warrant liability using Level 3 inputs and the Black-Scholes model. The estimated fair value as of the June 1, 2016 measurement date was calculated using the following inputs: 1.58 year expected life; $0.20 exercise price; 135.0% volatility; zero dividend rate; and 0.52% risk free interest rate. See Note 8, Stockholders’ Deficit for details regarding the reclassification of the warrant liability.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 7

Accrued Expenses

Accrued expenses consist of unit-level operating expenses, corporate general and administrative expenses, and interest expense. We determine the balances based on actual amounts billed or reasonable estimates calculated based on historical costs. Accrued expenses at September 30, 2016 and December 31, 2015 consisted of the following:

	September 30, 2016	December 31, 2015
Accrued:
G&A and Other Operating Expenses	$432,306	$332,784
Payroll and Related Expenses	68,298	—
Sales and Use Taxes	20,949	—
Interest Expense	191,719	9,019

Total Accrued Expenses	$713,272	$341,803

Note 8

Stockholders’ Deficit

As of September 30, 2016, we were authorized to issue 200,000,000 shares of common stock, of which 35,960,333 shares were issued and outstanding. We had 35,904,033 shares issued and outstanding and 100,000,000 shares authorized as of December 31, 2015. We were authorized to issue 10,000,000 shares of preferred stock with no shares issued or outstanding at September 30, 2016 and December 31, 2015. Rights and privileges of preferred stock are to be determined by our Board of Directors.

The VirTra Systems, Inc., or VirTra, warrant liability was valued at $55,467 as of June 1, 2016 and reclassified to equity. Once our Peoria, Arizona location opened, VirTra was deemed to have met its performance under the warrant agreement.

During the nine months ended September 30, 2016, we issued 56,300 shares of common stock in the conversion of principal and accrued interest of $28,150 on a convertible promissory note that was acquired through the December 31, 2015 merger.

In August 2016, we terminated our consulting agreements due to non-performance. We are in the process of cancelling the 1,166,293 and 583,146 shares of common stock issued to the consultants. We are working with both parties and our stock transfer agent to process the share cancellations in November 2016.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED NOTES TO THE CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 9

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

During March 2016, we terminated an agreement for software development with a party in which our directors have a financial interest. The agreement provided for monthly payments through the project completion date of March 15, 2016. During the nine months ended September 30, 2016 and 2015, we recorded expenses of $46,500 and $0, respectively, under this agreement. We reached a settlement with this vendor in July 2016 that called for the write-off of its final $11,000 billing.

During the nine months ended September 30, 2016 and 2015, we recorded expenses of $148,744 and $569,405, respectively, in connection with our agreement with VirTra, a public company in which certain of our officers and directors have a minority interest. At September 30, 2016, we had the following balances with VirTra: $46,445 in accounts payable, $1,500 in accrued expenses, and $12,440 in accrued royalty expense.

We owed $20,971 and $3,081 in expense reimbursements to our officers and directors as of September 30, 2016 and December 31, 2015, respectively. The balances were recorded in accounts payable.

Note 10

Contingencies

In May 2014, we entered into a contract with NOMA Technologies, LLC for the design of our website, associated mobile iOS and Android applications, and integration with third party software. The contract includes a performance bonus of our equity valued at $50,000, which is payable upon completion of the project. As of September 30, 2016, significant components of the project were not completed and thus we did not accrue for the bonus amount.

Note 11

Subsequent Events

In October 2016, we drew an additional $75,000 under the secured revolving line of credit, as discussed in Note 4, Secured Revolving Line of Credit – Related Parties. Additionally, the Lenders amended the Loan Agreement to increase the available aggregate principal amount to $3,000,000.

On October 26, 2016, VirTra exercised its warrant received under the Co-Venture Agreement dated January 15, 2015. With the exercise, VirTra will be issued 1,676,747 shares of Modern Round common stock in exchange for $0.20 per share. The proceeds of $335,349 are being offset by the accounts payable balance owed to VirTra by Modern Round, resulting in a net cash inflow of $288,550. We are in the process of issuing the shares with our transfer agent.

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

Guests can savor a broad menu of food items throughout our facilities, including in our virtual shooting lounges. Our menus feature items designed to appeal to a very broad spectrum of guests and include a wide variety of appetizers, soups, salads, flatbreads, sandwiches, pastas, steaks, seafood, burgers, and desserts. Our menu items are intended to compare favorably with upscale casual restaurants.

We also offer our guests the opportunity to experience a wide variety of domestic and imported, popular priced and premium liquors, beers, wines, and signature cocktails. Beverages are available in our main lounge bar, our full service restaurant, and our shooting lounges in each entertainment facility, allowing for multiple points of sale.

Virtual shooting is the centerpiece of our entertainment experience. Our facilities generally contain between 20 and 28 virtual shooting lounges. Each virtual shooting lounge offers a relaxed environment for groups of two to six people in a semi-private space measuring approximately 12 feet by 16 feet. Each virtual shooting lounge is anchored by a projection screen and is furnished with plush lounge seating and a table for sharing food and drinks. Whether an expert marksman or first-time shooter, our upscale entertainment facilities offer guests the opportunity to test their skills in a wide variety of carefully designed scenarios in a completely safe environment. Our guests can take aim in one of our interactive games, skills drills, or advanced training simulations using our state-of-the-art laser technology-based replica firearms. These replica firearms cannot be converted into a traditional firearm. The replica firearms contain a laser that is engaged with each trigger pull. The laser beam strike on the screen is captured by a hit detection camera that transmits the data to our scenario software. Multiplayer modes allow guests simultaneously to compete against each other or work together as a team in a number of our interactive games and skills drills. Our facilities can also accommodate corporate events, bachelor and bachelorette parties, birthday parties, and other events. In addition, we use our entertainment platform as an opportunity to promote firearm safety and to offer training for our guests.

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

Results of Operations for the three and nine months ended September 30, 2016 compared with the three and nine months ended September 30, 2015

Revenue, Net

Revenue, net for the three months ended September 30, 2016 was $521,464 compared with $0 for the three months ended September 30, 2015. The increase was due to our Peoria, Arizona location being in operation for the full quarter in 2016, while no units were in operation in the prior year. The location began operations in June 2016. Revenue, net for the nine months ended September 30, 2016 and 2015 was $677,483 and $0, respectively, for the reasons previously discussed.

Cost of Products

Cost of products for the three and nine months ended September 30, 2016 was $85,586 and $116,523, respectively. We did not have any cost of products in the three and nine months ended September 30, 2015. Our costs of products consisted mainly of food and beverage products that were purchased and used to generate revenue at our Peoria, Arizona location since opening in June 2016.

Operating Payroll and Benefits

Operating payroll and benefits expense for the three and nine months ended September 30, 2016 was $305,178 and $457,940, respectively. We did not have any corresponding expense in the three and nine months ended September 30, 2015. Operating payroll and benefits expense consisted of salaries, wages, taxes, and other benefit costs related to operating the Peoria, Arizona location, which began operations in June 2016.

Other Store Operating Expense

Other store operating expense for the three and nine months ended September 30, 2016 was $173,566 and $252,543, respectively. We did not have any corresponding expense in the three and nine months ended September 30, 2015. Other store operating expense consisted primarily of marketing, occupancy, supplies, services, utilities and other general expenses incurred in operating the Peoria, Arizona location, which opened in June 2016.

General and Administrative Expenses

General and administrative expense for the three months ended September 30, 2016 was $633,086 compared with $584,860 for the three months ended September 30, 2015, or an increase of $48,226. The increase was driven primarily by the addition of royalty expense for the current year of $37,914, with several other offsetting account changes. Royalty expense was incurred based on sales at our first operating location, in accordance with our co-venture agreement with VirTra. There were no units in operation in 2015, while the Peoria, Arizona location was in operation for the third quarter of 2016. Payroll, office, and related expense increased by $236,977 and software development costs decreased by $225,287 for the three months ended September 30, 2016 compared with the comparable period in 2015. We brought our software development team in-house in the fourth quarter of 2015, shifting costs from software development to direct payroll and office expenses. Additionally, insurance expense increased $16,380 and bad debt expense increased $36,000, while professional fee expense decreased $37,900 and research and development expense decreased $14,746 for a net decrease of $266 in these categories for the three months ended September 30, 2016 versus the same period in the prior year. Bad debt expense increased as we wrote off our uncollectible licensing receivable in the three months ended September 30, 2016. Insurance costs increased due to adding directors’ and officers’ coverage in early 2016 due to the Merger. Professional fees decreased due to lower outside accounting and legal fees for the three months ended September 30, 2016 compared with the three months ended September 30, 2015. Research and development cost decreased as there were no billings related to open projects in the three months ended September 30, 2016, while we incurred costs related to one project for the comparable period in 2015.

General and administrative expense for the nine months ended September 30, 2016 was $2,465,703 compared with $1,733,688 for the nine months ended September 30, 2015, or an increase of $732,015. The increase was primarily due to increased payroll and office related expense of $843,783, professional fee expense of $188,461, insurance expense of $40,159, royalty expense of $47,829, and bad debt expense of $36,000, which was offset by reductions in software development expense of $398,575 and research and development cost of $20,724 for the nine months ended September 30, 2016 compared with the nine months ended September 30, 2015. In addition to bringing our software development team in-house in the fourth quarter of 2015, we added five positions from December 2015 through March 2016 to support the opening of our Peoria, Arizona location. The increase in head count led to higher payroll and office related costs in 2016 compared with 2015. Professional fees increased in 2016 due to costs related to the Merger and our ongoing public filing requirements. The nine month changes in insurance expense, royalty expense, bad debt expense, and research and development costs for 2016 and 2015 are explained by the trends identified above in the three month analysis above.

Depreciation Expense

Depreciation expense for the three months ended September 30, 2016 was $128,477 compared with $1,482 for the three months ended September 30, 2015, or an increase of $126,995. The increase was due to the assets for our Peoria, Arizona location being placed in service in June 2016 and incurring a full quarter of depreciation. Depreciation expense for the nine months ended September 30, 2016 was $172,231 compared with $2,806 for the nine months ended September 30, 2015, or an increase of $169,425.

Impairment of Available for Sale Securities

Impairment expense on available for sale securities for the three and nine months ended September 30, 2016, was $150,000 for both periods. No impairment expense on available for sale securities was incurred for the three and nine months ended September 30, 2015. We determined that the value of our available for sale Bollente Companies securities was impaired as of the current reporting period.

Pre-opening Expenses

Pre-opening expense for the three and nine months ended September 30, 2016 was $0 and $340,867, respectively. No pre-opening expense was incurred for the three and nine months ended September 30, 2015. Pre-opening expense was incurred prior to the opening of the Peoria, Arizona location in June 2016 and included training labor, supplies, advertising, deferred rent, and other miscellaneous soft costs required to open the location.

Interest Expense

Interest expense for the three and nine months ended September 30, 2016 was $88,245 and $185,849, respectively. There was no interest expense incurred in the three and nine months ended September 30, 2015, as we did not have any debt during this period. In late 2015 and during 2016, we offered convertible promissory notes and drew on a secured revolving line of credit.

Net Loss

Net loss for the three months ended September 30, 2016 was $1,042,674 compared with a net loss of $586,342 for the three months ended September 30, 2015, or an increased loss of $456,332. Our losses increased in the current period primarily due to increased general and administrative expenses, impairment of available for sale securities, and interest expense as discussed above. Net loss for the nine months ended September 30, 2016 and 2015 was $3,464,173 and $1,736,494, respectively, or an increased loss of $1,727,679. Our loss increased for the nine months ended September 30, 2016 compared with the same period in the prior year due to pre-opening expense and the factors mentioned above.

Non-GAAP Financial Measures

In addition to the results provided in accordance with accounting principles generally accepted in the United States, or GAAP, we provide non-GAAP measures that present operating results on an adjusted basis. EBITDA, Adjusted EBITDA, and Unit-Level EBITDA are supplemental measures of performance that are not required by or presented in accordance with GAAP. These non-GAAP measures do not represent and should not be considered as an alternative to net income or cash flows from operations, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly titled measures reported by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Although we use these non-GAAP measures to assess the operating performance of our business, they have significant limitations as an analytical tool because they exclude certain material costs.

For example, Adjusted EBITDA does not include several significant items, including our interest expense and depreciation and amortization expense, as applicable. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. In addition, Adjusted EBITDA excludes pre-opening expense because these amounts vary from period to period and do not directly relate to the ongoing operations of our current underlying business, and thus complicate comparison of the underlying business between periods. Because of the limitations described above, management does not view Adjusted EBITDA in isolation and also uses other measures, such as net sales, income (loss) from operations, and net income (loss), to measure operating performance.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(1,042,674)	$(586,342)	$(3,464,173)	$(1,736,494)
Interest expense	88,245	—	185,849	—
Income tax expense	—	—	—	—
Depreciation expense	128,477	1,482	172,231	2,806
Amortization expense	—	—	—	—

EBITDA	$(825,952)	$(584,860)	$(3,106,093)	$(1,733,688)

Adjusted EBITDA

Our definition of “Adjusted EBITDA” differs from EBITDA, as described above, as we further adjust net loss for pre-opening expense, and other non-cash expenses, including deferred rent, stock option expense, amortization of equity-based prepayments, and impairment expense. We present Adjusted EBITDA because we believe it provides useful information to investors regarding our performance. We believe that Adjusted EBITDA is used by many investors as a measure of performance, as it adjusts for non-cash and non-recurring items. However, because this measure excludes significant items, the value of this measure is limited as a measure of our consolidated financial performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(1,042,674)	$(586,342)	$(3,464,173)	$(1,736,494)
Interest expense	88,245	—	185,849	—
Income tax expense	—	—	—	—
Other non-cash expense	222,362	141,151	560,321	427,746
Depreciation expense	128,477	1,482	172,231	2,806
Amortization expense	—	—	—	—
Pre-opening expense	—	—	340,867	—

Adjusted EBITDA	$(603,590)	$(443,709)	$(2,204,905)	$(1,305,942)

Unit-level EBITDA

Our definition of “Unit-level EBITDA” differs from EBITDA, as defined above, because we further adjust net loss to exclude licensing revenue, general and administrative expense, pre-opening expense, and non-cash deferred rent expense incurred for unit-level leases. We believe Unit-level EBITDA to be a useful measure of evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store-level, and the costs of opening new stores, which are non-recurring at the store-level. We also believe that Unit-level EBITDA is a useful measure in evaluating our operating performance within our industry, as it permits the evaluation of unit-level productivity, efficiency, and performance. However, because this measure excludes significant items, the value of this measure is limited as a measure of our consolidated financial performance.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net loss	$(1,042,674)	$(586,342)	$(3,464,173)	$(1,736,494)
Interest expense	88,245	—	185,849	—
Income tax expense	—	—	—	—
Depreciation expense	128,477	1,482	172,231	2,806
Amortization expense	—	—	—	—
Licensing revenue	(8,000)	—	(32,000)	—
General and administrative	633,086	584,860	2,465,703	1,733,688
Pre-opening expense	—	—	340,867	—
Deferred rent - unit-level	26,151	—	52,301	—

Unit-level EBITDA	$(174,715)	$—	$(279,222)	$—

Liquidity and Capital Resources

Our principal liquidity to date has come from three sources: sales of shares of common stock, subscriptions of convertible promissory notes, and a secured revolving line of credit. We sold 30,691,914 shares (as adjusted for the Merger conversion ratio) for aggregate proceeds of $2,500,000 in the year ended December 31, 2014. Starting in November 2015, prior to the Merger, our wholly owned subsidiary, Modern Round, issued convertible promissory notes in the aggregate principal amount of $1,275,000 to independent third parties and certain related parties in a private placement. In the nine months ended September 30, 2016, an additional $1,875,000 of convertible promissory notes were subscribed. In the nine months ended September 30, 2016, we also received $2,150,000 from our secured revolving line of credit.

At September 30, 2016, we had a working capital deficiency of $1,270,297, which included $150,000 of equity investments in a public company that may be sold at our discretion. At December 31, 2015, we had a working capital surplus of $738,277, which included $300,000 of equity investments in a public company. The decrease in working capital was primarily due to an increase in our accounts payable and accrued expenses, an impairment of our equity investments, and a decrease in cash primarily for building out and opening our Peoria, Arizona location.

We anticipate incurring additional expenses through fiscal 2017 to pursue our planned business operations, including additional sales and marketing expenditures as well as possible increases in expenditures for research and development of products and technology and the opening of entertainment facilities.

We formed a wholly owned Arizona limited liability company, MR Peoria, LLC, to conduct operations for our first entertainment facility in Peoria, Arizona. The lease commenced on November 1, 2015 and has a term of 10 years with a total commitment of approximately $2,363,000. The facility opened in June 2016.

The opening of future facilities is anticipated to be funded primarily with proceeds from future debt and equity private placement offerings. Our ability to continue to execute our business plan depends upon our ability to generate additional cash from investment proceeds and sales and operations. If we are unable to raise the necessary funds, we will have to modify our current business plan. In addition, we may not be able to attract the guests necessary to generate positive income from operations, which may require us to modify our business plan to address our liquidity needs.

Our historical operating expenses and cash needs are not indicative of our current planned operations, as we continue to develop our eatertainment concept and focus on sales, marketing and operations. Our plans will require substantially more cash to operate depending upon how quickly we open additional entertainment facilities and the sales volume at those entertainment facilities. However, if funding is not obtained and sales do not generate sufficient cash flow, we will adjust our strategy and business plans accordingly. To date, we have been highly dependent upon funding from related parties and convertible debt offerings to support our operations and anticipate we will need additional funding to support our business model for at least the next 12 to 24 months. Given our current operations, traditional debt financing from banking sources may be difficult to obtain, and we may have to continue to rely on equity or debt investments from non-banking sources.

As described in further detail elsewhere on this Quarterly Report on Form 10-Q, we recently closed a convertible debt offering to address our present liquidity concerns. We will also need to obtain additional financing, which may come from the public equity markets or through private placement offerings. There can be no assurance as to the availability or terms upon which such financing and capital might be available, if at all.

Cash Flows from Operating Activities

Cash used in operating activities was $2,298,097 for the nine months ended September 30, 2016 compared with cash used in operating activities of $1,237,540 for the nine months ended September 30, 2015. Cash used in operating activities for the nine months ended September 30, 2016 included a net loss of $3,464,173, offset by net non-cash items of $732,552 and net cash provided by the change in operating assets and liabilities of $433,524. Cash used in operating activities for the nine months ended September 30, 2015 related to the net loss of $1,736,494 offset by non-cash items of $430,552 and the net change in operating assets and liabilities of $68,402. The non-cash items primarily reflected depreciation, amortization of deferred rent, amortization of equity awards and warrants, impairment of available for sale securities, and stock-based compensation. The net changes in operating assets and liabilities were primarily related to changes in accounts payable and accrued expenses. Our operating activities will require additional cash in the future from sources of debt and/or equity, depending on the ability of our operations to generate positive cash flow.

Cash Flows from Investing Activities

Cash used in investing activities for the nine months ended September 30, 2016 and 2015 was $2,524,881 and $329,745, respectively. The increase during the nine months ended September 30, 2016 was primarily due to purchases of capital assets related to the development of our Peoria, Arizona location.

Cash Flows from Financing Activities

Cash provided by financing activities for the nine months ended September 30, 2016 was $4,025,000 compared with $0 for the nine months ended September 30, 2015. Financing activities during the nine months ended September 30, 2016 consisted of the sale of $1,875,000 in convertible notes under a private placement and proceeds of $2,150,000 from a secured revolving line of credit with related parties.

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

As an emerging growth company under the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. Because of this election, our condensed consolidated financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards.

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

To estimate the expected term, we chose to utilize the “simplified” method for “plain vanilla” options as discussed in the SEC’s Staff Accounting Bulletin 107, or SAB 107. We believe that all factors listed in SAB 107 as prerequisites for utilizing the simplified method are true for us and for our share-based payment arrangements. We intend to utilize the simplified method for the foreseeable future until more detailed information about exercise behavior becomes available.

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

We believe there is a high degree of subjectivity involved when using option pricing models to estimate share-based compensation under ASC Topic 718. Currently, there is not a market-based mechanism or other practical application to verify the reliability and accuracy of the estimates stemming from these valuation models, nor is there a means to compare and adjust the estimates to actual values. Although the fair value of share-based options and warrant awards is determined in accordance with ASC Topic 718 using an option pricing model, that value may not be indicative of the fair value observed in a market transaction between a willing buyer and a willing seller. If factors change and we employ different assumptions in the application of ASC Topic 718 in future periods than those currently applied under ASC Topic 718, the compensation expense we record in future periods under ASC Topic 718 may differ significantly from what we have historically reported.

Revenue Recognition

We currently derive revenue from sales of food and beverages, membership fees, and simulated shooting lounge fees. We recognize revenue when all of the following criteria are met: (i) persuasive evidence of an arrangement exists, (ii) delivery has occurred or services have been rendered, (iii) seller price is fixed or determinable, and (iv) collectability is reasonably assured. We recognize revenue ratably over the term of the agreement for revenue that extends beyond the current period. We recognize food and beverage sales and simulated shooting lounge fees on the transaction date, as payment is required at the time of service. Membership fees are due annually and are not refundable. We recognize membership fee revenue ratably over 12 months starting in the month the fees are received. We defer gift card sales revenue and recognize sales revenue when the guests utilize their gift cards at our location.

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

We state receivables at the amount we expect to collect. We consider the following factors when determining collectability of specific accounts: licensee credit-worthiness, history with the licensee, current economic industry trends, and changes in payment terms. We review past due balances over 90 days and other higher risk amounts individually for collectability. We would need to record an allowance if our licensee’s financial condition were to deteriorate. Based on management’s estimates, we charge earnings and credit the valuation allowance account for uncollectible amounts. Balances are written off as a charge to the valuation allowance and a credit to accounts receivable once all reasonable collection efforts have been made, unless the events occur in the same accounting period. In September 2016, we exhausted all our collection efforts on our licensing receivable and wrote-off the $36,000 to bad debt expense.

Inventory

Inventory consists of products used for food and beverage sales, and are stated at the lower of cost (first-in, first-out) or net realizable value.

Research and Development Costs

We charge expenses related to research, design, and development of products to research and development costs as incurred. These expenditures include direct salary costs and/or consultant expenses for research and development personnel and contractors, costs for materials used in research and development activities, and costs for outside services. Research and development costs are included in general and administrative expense on the condensed consolidated statement of operations.

Software Development Costs

We expense software development costs as incurred until technological feasibility has been established, at which time we capitalize such costs until the product is available for general release to customers. At each balance sheet date, we compare the unamortized capitalized costs of a computer software product with the net realizable value of that product. We write off the amount, if any, by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset. No software development costs have been capitalized since inception. We include software development costs in general and administrative expense on the condensed consolidated statement of operations.

Investments

We determine the appropriate classification of our investments in equity securities at the time of acquisition and reevaluate such determinations at each balance sheet date. We classify investments in equity securities that are bought and held, principally for the purpose of selling them, in the near term as trading securities and report them at fair value, with the unrealized gains and losses recognized in earnings. We classify investments in equity securities, not classified as trading, as available for sale, and carry them at fair value, with any unrecognized gains and losses, net of tax, included in the determination of other comprehensive income (loss) and reported in stockholders’ deficit. We review our investments in equity securities classified as available for sale at each reporting period to determine if there has been an other than temporary decline in fair value. This evaluation is based upon several factors including stock price performance, financial condition, and near-term prospects of the issuer, as well as our intent and ability to retain the investment for a period sufficient to allow for any anticipated recovery in market value. We record other than temporary impairments of equity securities classified as available for sale as an impairment expense on the condensed consolidated statement of operations.

We considered several factors when estimating the fair value of our Bollente Companies equity investment. We approved the sale of the stock, which factored into our stock value analysis for the third quarter of 2016. We reviewed recent stock sale information, average stock selling price in the third quarter of 2016, as well as received indications that we would be able to sell the stock at or around a selling price lower than our carrying value. Additional factors in the analysis are that the stock is not widely traded and several of the higher stock prices were the result of Bollente Company’s issuance or sale of stock to employees and related parties. Bollente Companies obtained a patent in June 2016 but did not see a correlating increase in prices on the OTC market. Lastly, our plans to sell the stock in the near term diminished the opportunity to hold the stock to see if we would have an opportunity to sell the stock at a higher price in the future. Due to the decreased estimated fair value and our sale efforts, we have impaired the value of our available for sale equity securities. The adjustment is deemed an other than temporary impairment, reducing our fair value of the equities by $150,000. The impairment is being recorded as an impairment on our condensed consolidated statement of operations.

Collaborative Arrangement

We entered into a Co-Venture Agreement with VirTra in January 2015, in regards to the Modern Round operating concept. We have evaluated the Co-Venture Agreement and have determined that it is a collaborative arrangement under FASB ASC Topic 808 “Collaborative Arrangements” and that we are the principal participant. As the principal participant, we record costs incurred and revenue generated from third parties on a gross basis in the condensed consolidated financial statements. We will reevaluate whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards, dependent upon the ultimate commercial success of the endeavor.

On the effective date of the Co-Venture Agreement, we issued to VirTra, 1,676,748 shares of our common stock (as adjusted for the Merger conversion ratio), representing a 5% ownership in our company at the time of the signing. The agreement also provided for the grant to VirTra of warrants to purchase 1,676,747 shares (as adjusted for the Merger conversion ratio), representing 5% of our common stock at the time of the signing and provides for additional shares to assure VirTra ownership of 1% of the outstanding shares on a fully diluted basis. Pursuant to ASC Topic 505-50-30-11, we revalue the warrants at each reporting date until a measurement date is reached. With the opening of our Peoria, Arizona location, a measurement date was reached and the warrant liability was valued as of June 1, 2016 to be $55,467 based on the following assumptions: 1.58 year expected life, 0.52% risk free interest rate, zero dividend rate, and 135% expected volatility. As of June 1, 2016, the prepaid expenses that resulted from the shares of common stock and the warrant issued to VirTra were fully expensed and the warrant value was reclassified to equity.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a- 15(e) and 15d- 15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of September 30, 2016.

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

On August 10, 2016, we completed a private placement of $1,875,000 in aggregate principal amount of convertible debt. Each convertible promissory note bears interest at a rate of 8% per annum and may be converted into shares of common stock at a conversion rate of $0.41 per share. We intend to use the proceeds from the private placement for general corporate purposes.

The securities issued in the private placement described above were issued in reliance on the exemption from registration pursuant to Section 4(a)(2) of the Securities Act.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Mine Safety Disclosures

Not applicable.

Item 5.	Other Information

(a)	None.

(b)	None.

Item 6.	Exhibits

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MODERN ROUND ENTERTAINMENT CORPORATION

Date: November 14, 2016	By:	/s/ William R. Scheidhauer
	Name:	William R. Scheidhauer
	Title:	President and Chief Operating Officer
(Principal Executive Officer)

Date: November 14, 2016	By:	/s/ Ronald L. Miller, Jr.
	Name:	Ronald L. Miller, Jr.
	Title:	Vice President, Chief Financial Officer, and Secretary
(Principal Financial and Accounting Officer)