Form 10-K
period 2016-12-31
Modern Round Entertainment Corp
filed 2017-04-14
CIK 1609319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☐    No  ☒

No aggregate market value of common stock held by non-affiliates of the registrant has been computed based on the fact that no active trading market has been established as of June 30, 2016.

As of March 15, 2017, there were outstanding 36,112,641 shares of the registrant’s common stock, par value $0.001 per share.

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

Introduction

We created and are rolling out nationally, an entertainment concept centered around a one-of-a-kind, safe, virtual interactive shooting experience utilizing laser technology-based replica firearms with the look, feel, and weight of real firearms and extensive food and beverage offerings, featuring popular menu items and a variety of liquors, beers, and wines in an upscale environment. Our entertainment concept is intended to appeal to a very broad customer base of male and female entertainment seekers of all ages, which may include friends, couples, and sponsors of corporate and other events regardless of their experience with shooting. Our entertainment concept is based on the “savor, sip, and shoot” experience of our guests and is sometimes referred to as an “eatertainment” concept.

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

We also offer our guests the opportunity to experience a wide variety of domestic and imported, popular priced and premium liquors, beers, wines, and signature cocktails. Beverages are available in our main lounge bar, our full service restaurant, and our shooting lounges, allowing for multiple points of sale.

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

Our Strategy

Our goal is to become a leading out-of-home entertainment provider for millions of entertainment seekers with no firearm experience and firearm enthusiasts by leveraging the intersection of the traditional shooting range and today’s most popular eatertainment concepts. Key elements of our strategy to achieve our goal include the following:

•	Creating an inviting, neighborhood atmosphere for entertainment seekers, novice shooters, and expert marksmen alike. Whether experiencing our virtual shooting lounge, catching a game in our bar and lounge, or enjoying a night out in our dining room, we endeavor to create an atmosphere to enable our guests to enjoy our eatertainment concept, inviting food and beverage selections, and attentive staff in an upscale and comfortable atmosphere.

•	Offering guests a unique eatertainment concept that will appeal to a broad demographic, including guests who enjoy shooting as well as those who enjoy interactive games and those who seek a different entertainment concept. We believe that shooters and non-shooters alike enjoy our food and beverage selections. Non-shooters can enjoy our interactive virtual shooting scenarios and the ability to compete or play as teams. Experienced shooters can also enhance their skills, and novice shooters learn how to handle a firearm from our trained staff. Our completely safe concept is designed to appeal to all shooters by avoiding the intimidation and expense often associated with a live-fire atmosphere.

•	Offering the latest laser-based simulation technology and continually refreshing our selection of interactive games, skills drills, and advanced training simulations. Our virtual shooting lounges utilize the most advanced laser-based simulation technology in the marketplace and, when combined with the lifelike feel and weight of our replica firearms, our guests are immersed in a virtual shooting experience. We review and supplement our library of interactive games, skills drills, and advanced training simulations as we develop new scenario content, which we believe will contribute to repeated visits and revenue growth.

•	Continuing to expand our concept in markets across the United States. We plan to aggressively expand our concept to multiple markets across the United States. We opened our first location in Peoria, Arizona in June 2016. We are currently negotiating a lease for a potential location in Las Vegas, Nevada and are evaluating potential sites for expansion in San Antonio, Dallas, and Houston, Texas; Scottsdale, Arizona; and other markets.

•	Providing unparalleled quality and service to drive revenue growth and strengthen our brand. Our dining room and lounge menus feature food and beverage items using high-quality ingredients, and our staff is trained to ensure that our guests experience the highest level of service. In addition, our mobile application and interactive website allow guests to reserve shooting lounges, update their virtual shooting profiles, review their scores, and interact with our content from their mobile devices. We believe that word-of-mouth marketing will be integral to our early success, as we intend to offer a unique, refined, and memorable experience that our guests will share with others. We staff each location with a sales team dedicated to introducing guests and corporate patrons to our entertainment experience.

Food Menu

Our food offerings are an important factor in the experience of our guests. Our menu features a variety of modern twists on classic meals, designed to appeal to those looking for a casual dining experience while in one of our virtual shooting lounges, and those looking for a more formal menu. In addition, we strive to provide a holistic experience for our guests so that they can comfortably enjoy their experience at one of our locations before, during, and after their time in one of our virtual shooting lounges. We currently offer the following menu items in our virtual shooting lounges as well as in our main lounge bars and casual dining restaurant areas.

Shareables

•	Ultimate Cheese and Charcuterie Board

•	Frickles

•	Buffalo Chicken Spring Roll

•	Chicken Quesadilla

•	Meatball + Crostini’s

•	Braised Short Rib Poutine

•	Mac N’ Cheese Puffs

•	Portobello Fries

•	Hot Dog Wellington

Skewers

•	Chimichurri Rubbed Filet

•	Chipotle Chicken

•	Sweet + Spicy Shrimp

Greens

•	Caesar Salad Spears with Parmesan Crisps

•	Caprese + Balsamic Mixed Greens

•	Three Lettuce Cobb

•	Quinoa, Arugula & Goat Cheese Salad

Flatbreads

•	BBQ Chicken

•	Wild Mushrooms

•	Margherita
•	Three Little Pigs

•	Short Rib + Smoked Gouda

Trios

•	Filet Mignon

•	Italian Sausage + Peppers

•	Buffalo Chicken

•	Angus Beef

Between the Bread

•	Turkey Brie

•	Big Shot Burger

•	Sedona Chicken Sandwich

•	Mahi Tacos

•	Havana Cuban Sandwich

House Specialty

•	Southern Fried Chicken + Waffles

Desserts

•	Bacon Wrapped Oreos

•	Croissant Bread Pudding

•	Brownie Ice Cream Sandwich

•	Peanut Butter Mousse Parfait

•	Chocolate Insanity Mason Jar

•	Red Velvet Layer Cake Mason Jar

•	Mason Jar Sampler

In addition, our restaurants generally will offer a variety of pastas, steaks, fresh seafood, and roasted chicken breasts. Menu prices range from $9 to $22 for shareables, $9 to $12 for greens, $10 to $13 for skewers, $10 to $13 for flatbreads, $11 to $15 for trios, $11 to $13 for sandwiches and burgers, $10 to $18 for beef, chicken, and seafood entrees, and $5 to $12 for desserts.

We conduct regular reviews of our menu and make revisions as appropriate to continue to enhance the quality and breadth of menu offerings, cater to regional tastes, and be responsive to our guests to encourage repeat business.

Beverages

Each of our entertainment facilities include a full bar featuring the coldest beer available. Wines include house, popular priced, and premium varieties, including champagne, sauvignon blanc, pinot grigio, chardonnay, pinot noir, merlot, cabernet sauvignon, zinfandel, and tempranillo. Domestic, imported, and draft beer include brands such as Budweiser, Miller, Coors, Michelob, Corona, Heineken, Amstel Light, Stella Artois, Blue Moon, and Dos Equis, as well as local craft beers. Specialty cocktails, after dinner drinks, fruit juices, soft drinks, coffee, and tea round out our beverage offerings.

Shooting

We believe our virtual shooting lounges provide an entertainment experience that is distinct from entertainment offerings available elsewhere. Guests can select from several interactive “scenarios,” ranging from traditional target shooting, to escaping a zombie-ridden city, to “shoot/don’t shoot” scenarios. In conjunction with our third-party developers and in-house development team, we have developed various interactive games, skills drills, and advanced training simulations with varying levels of difficulty. Guests can choose their skill levels: novice, pro, and marksman, based on their experience level and their desire to be challenged.

Our interactive games take our guests to virtual environments and give them a virtual shooting experience similar to that of a modern-day video game. Skills drills include shooting settings such as target shooting, skeet shooting, and other more traditional concepts that novice shooters and expert marksmen alike can use either to get comfortable with our replica firearms or to further hone their skills. Multiplayer modes allow guests simultaneously to compete against each other or work together as a team in several of our interactive games and skills drills. Our scoring system and interactive platform allow our guests to compete against one another and track their progress across multiple visits to any of our entertainment facilities. For an additional fee, our guests can access our advanced training simulations, which provide lifelike video simulations with live actors designed to test the guests’ target recognition, judgmental use of force, situational awareness, speed, accuracy, and decision-making ability under high-stress conditions. These simulations are similar to those used for training law enforcement and military personnel.

The following sets forth examples of our shooting scenarios:

Interactive Games

Dead End. A zombie apocalypse survival game in which players attempt to reach an extraction point without being killed.

Dead End 2. The zombie apocalypse rages on beneath the surface and takes the battle underground into a subway station.

Duck Hunt. An animated duck hunting game that is intended to challenge players’ skills and make them laugh.

Gnome Slayer. Players attempt to slay the gnomes in cities around the world.

Saloon Shootout. The old wild west is the setting for this “shoot, don’t shoot” game that tests speed, accuracy, and target recognition.

Shooting Gallery. A throw-back to the shooting games of the past that is intended to remind players of their childhoods at the old county fair.

Potion Panic: “Shoot, don’t shoot” game in which players shoot flying potions for points, with the risk of encountering obstacles if they shoot a poisonous potion.

Arachnophobia: A claustrophobic mining game in which the cave is filled with spiders and their nests, and players must eliminate the spiders before they eat the minerals in the mine.

Monte Carlo: A secret agent mission infiltrating a Monte Carlo casino to free hostages and take down the enemy agents.

Galactic Wars: A space exploration game in which players guide a space ship through a minefield in space.

Skills Drills

Balloon Burst. A target practice game in which players must shoot the balloons within the allotted amount of time and with limited ammo.

Dueling Tree. A two-player game that pits the players against one another in a timed target practice setting.

Indoor Shooting Range. A target practice game that offers various distances for difficulty.

Outdoor Shooting Range. An outdoor shooting obstacle course in which players attempt to find all the hidden animals for a bonus round.

Pepper Popper Challenge. A speed-based game in which targets pop back up if the player is not quick enough.

Plates. A target practice game in which players blast plates as quickly as possible.

Plinking. A speed-based game in which players try to shoot all the objects before their time expires.

Skeet Shoot. A skeet shooting game in which players attempt to shoot clay targets out of the sky.

Speed Shot. A futuristic target practice game in which Tron meets the indoor range that tests both speed and accuracy, and players try to shoot the targets while contending with a robotic arm.

Target Practice. A classic outdoor shooting range.

Targets. Players double tap each target in the center, as quickly as possible, for the best score.

Advanced Training Simulations

Our advanced training simulations enable our guests to participate in simulated life-threatening situations, with live actors depicted on the screens in our virtual shooting lounges. These simulations are similar to those used in training law enforcement and military personnel. Current advanced training simulations include “shoot/don’t shoot” scenarios, police stops, insurgent attacks, and domestic violence incidents.

Operations

Our facilities generally will be open from 11:00 a.m. until midnight, Sunday through Wednesday, and from 11:00 a.m. until 2:00 a.m., Thursday through Saturday.

We do not admit children under 12 years of age or under 18 years of age without an adult into our virtual shooting lounges. For those guests between the ages of 12 and 18, we require the completion of our Junior Member Class. We welcome guests of all ages to enjoy our food and beverage selections in our dining room.

Facility Management

Facility managers are responsible for day-to-day facility operations, including guest relations, food and beverage preparation and service, maintaining and troubleshooting our virtual shooting lounge technology, cost control, facility maintenance, and personnel relations. We typically staff each entertainment facility with an on-site general manager, two or three assistant managers, a chef and a sous chef, and between 80 and 120 hourly employees.

Site Selection

We believe that proper site selection is critical to our success. As a result, we devote significant time and resources to selecting and evaluating each prospective site. In the site selection process, we analyze a variety of factors, including acquisition, lease, and completion costs; site characteristics, such as visibility, accessibility, traffic volume, co-tenancy, and parking availability; proximity to demand generators, such as shopping malls, hotels, motels, and office complexes; local market demographics, such as population characteristics, density, and household income levels; and convenience of guest access.

We may lease existing buildings that are built out to meet our specifications or lease newly constructed facilities that are built to suit our needs. Where available, we seek to lease and build-out existing structures with completed infrastructure, including plumbing, electricity, HVAC, ADA compliant features, a commercial kitchen, and bar. It is possible that certain of our locations will be in or adjacent to local or regional shopping centers or malls, but only when external entrances are available and the location affords a separation from retail traffic.

We opened our first location in June 2016 in Peoria, Arizona’s P83 Entertainment District, which is adjacent to the Peoria Sports Complex and includes, among other things, a theater complex, several national restaurant chains, and other national retailers. We are currently negotiating a lease for a potential location in Las Vegas, Nevada and are evaluating potential sites in San Antonio, Dallas, and Houston, Texas; Scottsdale, Arizona; and other markets. Once under lease, construction time will vary between four and nine months, depending on factors such as the location’s square footage, permitting requirements, including obtaining liquor licenses, and other issues associated with construction, permitting, and licensing processes. We estimate that each of our facilities will cost approximately $200 to $250 per square foot to complete depending on whether the facility is built out or built to suit.

Facility Layout

Our entertainment facilities generally are or will be free-standing buildings or a part of an entertainment district, featuring a casual and comfortable atmosphere designed to appeal to a broad customer base. Most of our facilities are in high-traffic urban environments. Each facility generally is between 12,000 and 18,000 square feet of space. Each facility typically will contain between 20 and 28 virtual shooting lounges seating an average of 80 guests, a full-service restaurant with up to 40 dining tables seating an average of 150 guests, and a main lounge bar area seating an average of 60 guests. Although we endeavor to have consistent facility footprints, space constraints and other factors may result in variations among facilities.

Our virtual shooting lounges offer a relaxed environment for groups of two to six people in a semi-private space, measuring approximately 12 feet by 16 feet. Each virtual shooting lounge is anchored by a projection screen, and is furnished with plush lounge seating and a table for sharing food and drinks. Our facilities are configured to accommodate corporate events, bachelor and bachelorette parties, birthday parties, and other events. Space constraints may result in different configurations.

The Peoria, Arizona location is approximately 11,600 square feet and features 20 virtual shooting lounges, in addition to a main lounge bar with total seating capacity of approximately 250 guests.

Unit Economics

We estimate that the total cost of opening each of our entertainment facilities will range from $3.0 million to $5.2 million, exclusive of annual operating expenses and assuming that we obtain the underlying real estate on a built-out basis under a lease arrangement. These costs include approximately (a) $1.9 million to $2.6 million for building, improvements, and permits, including liquor licenses; (b) $2.2 million for furniture, fixtures, and equipment; and (c) $350,000 in pre-opening expenses, including hiring expenses, wages for managers and hourly employees, and supplies. Actual costs, however, may vary significantly depending upon a variety of factors, including the site and size of the facility and conditions in the local real estate and employment markets. We plan generally to lease our facilities to minimize the costs of acquisition and ownership of the new facilities. In certain situations, we may be able to repurpose previously built out space. In these situations, we will look to utilize as much as possible existing infrastructure such as restroom plumbing, HVAC, grease traps, kitchen hoods, and store fronts. Existing infrastructure can result in potentially significant cost savings.

Membership and Pricing Model

Our guests pay a $5 annual fee to become members of Modern Round. The membership model allows us to track our guests’ usage and scoring, both for internal use and for our competitions and leagues, deliver unique content through our mobile application, and provide efficient service upon their return to one of our facilities. Our introductory membership allows members to access our full range of interactive games and skills drills. For an additional fee, our guests can access our library of real-life advanced training simulations. The creation of a member profile currently enables our guests to reserve their virtual shooting lounge, update their virtual shooting profile, review their scores, and interact with our content on our mobile application or through our website. As of April 14, 2017, we had approximately 34,000 members with a return rate of approximately 15%.

Guests can reserve our virtual shooting lounges by the hour, with the option to reserve additional time in other increments. We employ dynamic hourly pricing based on the day of the week and time of day. Prices range from $25 per hour to $45 per hour during premium times. Once in a virtual shooting lounge, guests may add time to their reservation for the proportionate amount of the hourly rate in effect at that time, subject to availability.

We believe that our concept also provides an enjoyable and unique venue to host corporate events and other social gatherings, and we supplement our membership model by marketing our concept to large groups that may plan their next event with us. An additional source of revenue is our various training course offerings, which are subject to varying rates depending on the nature and length of the course and the number of participants.

Recruitment and Training

We seek to attract and retain high-quality individuals who are committed to maintaining the high standards of our company and to facilitating the positive experiences of our guests. We believe that attracting and training highly qualified employees is critical to our ability to maintain the quality and consistency of our food, beverage, and entertainment offerings. We also believe that our growth plans and career advancement opportunities constitute important factors in enabling us to attract, retain, and motivate high-quality personnel at our facilities.

Our training program covers all aspects of our operating philosophies, including, as appropriate, supervisory skills, guest service and satisfaction, operating standards, cost-control techniques, and risk management.

Advertising and Marketing

We use print, point-of-sale, Internet, and social media advertising, television, and special promotions to build awareness of our brand and to increase traffic to our facilities. Our advertising and marketing campaigns are designed to communicate the unique aspects of our savor, sip, and shoot eatertainment concept, and to target entertainment-seeking patrons, corporate guests, and avid and first time shooters. In addition, our mobile application provides another avenue through which we can deliver advertising and promotional content to our members. This mix of media and marketing channels is designed to support our brand’s growth across diverse consumer groups in our various local markets. Finally, we view our eatertainment concept as a natural fit for cross-promotional activities and sponsorship opportunities for third parties.

Equipment, Food Products, and Other Supplies

We purchase or lease all fixtures, furnishings, equipment, signs, food products, inventory, and other supplies and materials from independent suppliers. We purchase perishable produce, meats, poultry, and seafood products from local divisions of a broad line distributor as well as from local suppliers. We purchase beer, wine, and liquor from one or more distributors.

Our shooting lounges use state-of-the-art technology that allows for an unparalleled, lifelike shooting experience using replica firearms in a controlled environment. Our guests can use a variety of replica firearms, some of which are equipped with carbon dioxide (CO2) cartridges that contribute to the lifelike “recoil” and feel of the replica firearms. We offer two replica handgun options and one replica rifle option.

We utilize a combination of virtual shooting scenario content licensed from third-party developers and developed by our in-house development team. We have arrangements with VirTra, Inc., or VirTra, a software development company specializing in firearms training simulators. We also worked with an independent software development company specializing in virtual reality, pursuant to which they developed interactive games, skills drills, and advanced training simulation content for us. We license the platform for our intellectual property from VirTra for a portion of our total revenue.

We do not own the virtual shooting scenario content that is used in conjunction with the VirTra platform, whether such content is created by a third-party developer or by our in-house development team. When such virtual shooting scenario content is used in conjunction with the VirTra platform, however, we have an exclusive, worldwide license to use such content, whether created by a third-party developer or by our in-house development team. We also have engaged an independent software development company, specializing in point-of-sale and database integration, database scalability, website design, and mobile applications, to assist with our website, on-site software integration, and mobile application designs. We license software from the software development company under an end user license agreement.

We have strategic relationships with the manufacturers of our replica firearms. These replica firearms cannot be converted into traditional firearms. The replica firearms contain a laser that is engaged with each trigger pull. A hit detection camera captures each laser beam strike on the screen and transmits the data to our scenario software. Although our plastic- and silicon-based replica firearms are specifically designed not to resemble any live firearms made by any specific manufacturer, they do provide the same look, weight, and feel of a real firearm.

We are working with a strategic partner to develop a 100% electric replica firearm that produces the same lifelike recoil by relying on a battery rather than a CO2 cartridge. A 100% electric replica firearm would allow for greater usage before needing to be recharged, thereby reducing maintenance costs compared with our current CO2 cartridge-based replica firearms. Similar to other games and products subject to repetitive use, the replica firearms and their parts are subject to wear and tear and will need to be replaced from time to time. We anticipate testing a prototype of the 100% electric replica firearm in the second quarter of 2017.

While our virtual shooting lounges use laser-equipped, replica firearms, our goal is to be a champion of firearm safety and promote the responsible handling of firearms, whether real or imitation. We request that all guests handle our replica firearms as though they were real and require each new guest to watch a safety information video. Our highly trained staff is responsible for preparing the replica firearms for our guests and for answering any questions regarding how to properly handle our replica firearms. Our goal is to provide an exciting social and entertainment experience for our guests, while concurrently promoting firearm safety.

Expansion of Operations

Our current growth plan is to open entertainment facilities in locations that we believe have significant potential for success. Before opening a facility in a particular location, we evaluate a broad variety of factors, including the size of the market area, demographic and population characteristics, competition, and acquisition and opening costs. We are currently negotiating a lease for a potential location in Las Vegas, Nevada and are evaluating potential sites in San Antonio, Dallas, and Houston, Texas; Scottsdale, Arizona; and other markets. For a variety of reasons discussed elsewhere in this Annual Report on Form 10-K, including those described in the section entitled “Risk Factors,” we may not be successful in achieving our expansion goals or any facilities that we open may not be profitable.

Insurance

We maintain general liability, property, and excess liability insurance in amounts we consider adequate and necessary. There can be no assurance, however, that future claims will not exceed insurance coverage amounts.

Employees

We employed a total of 14 corporate executive, administrative, marketing, and development personnel at December 31, 2016. We employed approximately 60 variable-hour team members and managers at our Peoria, Arizona location at December 31, 2016. We typically will employ an average of approximately 80 to 120 full-time and part-time employees at each of our entertainment facilities.

Facility personnel, other than managers, are paid on an hourly basis. Hourly rates vary based on geographic location, with facility service personnel generally receiving the applicable minimum wage plus tips.

None of our employees are covered by a collective bargaining agreement with us. We have never experienced a work stoppage or strike, and we consider our relationship with our employees to be good.

Competition

Although we believe that there is no existing eatertainment concept similar to ours, the out-of-home entertainment market is highly competitive. We compete for guests’ discretionary entertainment dollars with various providers of out-of-home entertainment, including localized attraction facilities such as movie theaters, sporting events, bowling alleys, driving ranges, video game arcades, shooting ranges, gun clubs, night clubs, and restaurants. We also face competition from local establishments and restaurants that are highly competitive with respect to price, quality of service, location, ambience, and type and quality of food. Some of these establishments may exist in multiple locations, and we may also face competition on a national basis in the future from other eatertainment concepts. We also face competition from increasingly sophisticated home-based forms of entertainment, such as video game systems, online gaming, and home movie delivery.

Research and Development

Our investment in research and development is critical to our business as we seek to develop new virtual shooting scenario content that appeals to our guests. We have devoted a substantial amount of resources to software development activities since our inception. We have assembled a skilled in-house development team supported periodically by third-party software developers. Our in-house development team’s activities focus on virtual shooting scenario content creation and enhancements, website enhancements, and our mobile applications, in order to differentiate our entertainment offering and enhance our competitive position in the current markets in which we operate. In addition, we are currently working with a strategic partner to develop a 100% electric replica firearm that produces the same lifelike recoil by relying on a battery rather than a CO2 cartridge, which will allow for a higher recoil shot count and will potentially reduce maintenance costs.

Our total research and development cost, including software development, for the years ended December 31, 2016 and 2015 were $777,812 and $1,082,182, respectively.

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

We have utilized intellectual property obtained through licenses from third parties, such as software developers and technology companies. While we may have renewal rights for some licenses, the development of many of our products depends on our ability to continue to obtain the intellectual property rights from the owners of these rights on reasonable terms. Our in-house software development team, led by our Director of Software Development, produces original content, including software and software assets related to our virtual shooting scenario content.

In addition, we have developed certain ideas, processes, recipes, and methods that contribute to our success and competitive position that we consider trade secrets. We protect our trade secrets by keeping them confidential using internal and external controls, including contractual protections with employees and suppliers.

Government Regulation

We are subject to a wide variety of federal, state, and local laws and regulations. These laws and regulations govern numerous areas that are important to our business, including consumer protection, privacy, labor and employment, immigration, competition, and marketing and communications practices. We are also subject to federal, state, and local environmental laws, regulations, and other requirements. Such laws and regulations are subject to evolving interpretations and application, and it can be difficult to predict how they may be applied to our business.

In addition, each of our entertainment facilities may be subject to licensing and regulation by several governmental authorities, which may include alcoholic beverage control, entertainment, health, and safety, and fire agencies in the state, county, or municipality in which we operate. Existing permits or licenses could be revoked if we fail to comply with the terms of such permits or licenses, and additional permits or licenses may be required in the future for our current operations or because of expanding our operations.

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

On February 11, 2016, we filed Amended and Restated Articles of Incorporation, or Restated Articles, with the Secretary of State of Nevada. Our Restated Articles (i) changed the name of our company to Modern Round Entertainment Corporation, (ii) increased the number of authorized shares of our common stock from 100,000,000 shares to 200,000,000 shares, (iii) created a classified Board of Directors, and (iv) opted into certain anti-takeover statutes under Nevada law.

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

Certain factors may have a material adverse effect on our business, financial condition, and results of operations. You should consider carefully the risks and uncertainties described below, in addition to other information contained in this Annual Report on Form 10-K, including our consolidated financial statements and related notes. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that adversely affect our business. If any of the following risks occurs, our business, financial condition, results of operations, and future prospects could be materially and adversely affected. In that event, the trading price of our common stock could decline, and you could lose part or all your investment.

Risks Related to Our Business

We have a limited operating history upon which you can evaluate our potential for future success.

To date, we have generated limited revenue and have a short operating history on which to evaluate our potential for future success. Rather than relying on historical information, financial or otherwise, to evaluate us, you should evaluate us in light of your assessment of our growth potential and the expenses, delays, uncertainties, and complications typically encountered by early-stage businesses, many of which will be beyond our control. Early-stage businesses in rapidly evolving markets commonly face many risks, such as the following:

•	unanticipated problems, delays, and expenses relating to the development and implementation of their business plans;

•	lack of sufficient capital;

•	marketing difficulties;

•	uncertain market acceptance of products or services;

•	competition from more advanced enterprises; and

•	lack of suitable personnel and managers.

Factors relating to gun control can affect our business.

Although our facilities use laser-based replica firearms that cannot be converted into traditional firearms, we may be subject to factors that could affect our ability to secure suitable facilities, as well as certain guests’ desire to frequent our facilities. These factors include political, legislative, and consumer developments, negative views, and negative news stories about firearms.

Economic uncertainty will impact our business and financial results, and a renewed recession could materially affect us in the future.

Our business depends, in part, upon the level of consumer discretionary spending, and therefore may be affected by consumer confidence as well as the future performance of the U.S. and global economies. Any significant decrease in consumer confidence, or periods of economic slowdown or recession, could lead to a curtailing of discretionary spending, which in turn could adversely affect our revenue, operating results, and financial condition. Increases in job losses, home foreclosures, stock or bond price declines or losses, personal bankruptcies, home mortgage and other borrowing costs, credit card and consumer debt levels, commodities prices, declines in housing values, and reduced access to credit, among other factors, may result in a decline in consumer confidence, a curtailing of consumer discretionary spending, and lower levels of guest traffic in our facilities. We believe that consumers generally are more willing to make discretionary purchases during periods in which favorable economic conditions prevail. If economic conditions worsen in the communities in which our facilities are located, we could see deterioration in guest traffic or a reduction in the average amount that guests spend in our facilities. A reduction in revenue will result in spreading our fixed costs across a lower level of sales and will thus negatively impact our profit margins. This could result in a decline in our operating results, a reduction in staff levels, asset impairment charges, potential facility closures, a deceleration of new facility openings, and an inability to comply with the covenants under any future credit facilities.

Economic downturns could have a material adverse impact on our landlords or other tenants in shopping centers or other properties in which we are located or to which we are near, which in turn could negatively affect our financial results.

In the event of an economic downturn, our landlords may be unable to obtain financing or remain in good standing under their existing financing arrangements, resulting in failures to pay required tenant improvement allowances for us or failure to satisfy other lease covenants favorable to us. In addition, tenants at shopping centers or other properties in which we are located or have executed leases, or to which our locations are near, may fail to open or may cease or reduce operations. Decreases in total tenant occupancy in shopping centers in which we are located, or to which our locations are near, may affect traffic at our facilities. All these factors could have a material adverse impact on our operations.

Our growth strategy depends on our ability to open additional facilities and operate them profitably.

A key element of our growth strategy is our ability to open additional facilities in locations that we believe will provide attractive returns on investment. Our ability to open new facilities on a timely and cost-effective basis, or at all, will depend on a number of factors, many of which are beyond our control, including the following:

•	finding suitable locations;

•	raising an adequate amount of cash, or relying on available financing for building and opening costs;

•	reaching acceptable agreements regarding the lease or purchase of locations, including acceptable agreements with respect to tenant improvement allowances;

•	obtaining, for acceptable cost, required permits and approvals, including liquor licenses;

•	complying with applicable zoning, licensing, land use, and environmental regulations;

•	timely hiring, training, and retaining skilled management and other employees necessary to meet staffing needs; and

•	efficiently managing the amount of time and money used to open each new facility.

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

Our ability to achieve and maintain profitability depends upon numerous factors, including our ability to generate revenue and our ability to control expenses. We may incur significant losses in the future for several reasons, including the other risks described herein and our ongoing depreciation and amortization expenses.

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

The out-of-home entertainment market is highly competitive. We compete for guests’ discretionary entertainment dollars with various providers of out-of-home entertainment, including localized attraction facilities, such as movie theatres, sporting events, bowling alleys, driving ranges, video game arcades, nightclubs, sports bars, shooting ranges and gun clubs, and restaurants. Many of the entities operating these businesses are larger and have significantly greater financial resources, a greater number of facilities, have been in business longer, have greater name recognition, and are better established in the markets where our facilities are located, or are planned to be located. As a result, they may be able to invest greater resources than we can in attracting guests, and may succeed in attracting guests who may otherwise visit our facilities. The legalization of casino gambling in geographic areas near any current or future facility would create the possibility for entertainment alternatives, which could have a material adverse effect on our business and financial condition.

Although we believe that there is no existing entertainment concept similar to ours, we also face competition from local establishments that offer other out-of-home entertainment experiences and restaurants that are highly competitive with respect to price, quality of service, location, ambience, and type and quality of food. We also face competition from increasingly sophisticated home-based forms of entertainment, such as internet and video gaming and home movie delivery. Our failure to compete favorably in the competitive out-of-home entertainment market could have a material adverse effect on our business, operating results, and financial condition.

We face certain risks affecting the entertainment and restaurant industries.

The ownership and operation of restaurants and entertainment facilities may be affected by a variety of factors over which we have no control. These factors include the following:

•	adverse changes in national, regional, or local economic or market conditions;

•	increased costs of labor or food or alcohol products;

•	fuel shortages and price increases;

•	competitive factors;

•	the type, number, and location of competitors;

•	changing demographics and traffic patterns;
•	changing consumer tastes, habits, and spending priorities;

•	the cost and availability of insurance coverage;

•	management problems;

•	uninsured losses;

•	limited alternative uses for properties and equipment;

•	changes in government regulation; and weather conditions.

The restaurant and entertainment industries are intensely competitive with respect to price, service, location, personnel, and type and quality of food and entertainment. In addition, restaurants and entertainment facilities compete for desirable sites and the availability of suitable personnel and managers. We have many well-established competitors that have financial and other resources that are substantially greater than ours. Certain competitors have been in existence for a substantially longer period than we have, and may be better established than we are in markets where our restaurants are or may be located.

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

Seasonality is a factor in our operating results. Typically, we anticipate higher first and fourth quarter revenue associated with the spring and year-end holidays. As a result, factors affecting peak seasons could have a disproportionate effect on our results. For example, the number of days between Thanksgiving and New Year’s Day and the days of the week on which Christmas and New Year’s Eve fall, affect the volume of business we generate during the December holiday season, and can affect our results for the full fiscal year. In addition, adverse weather could have a significant impact on our operating results. Our third quarter, which encompasses the back-to-school fall season, generally is expected to have lower revenue compared with our other quarters.

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

Our profitability will depend in part on our ability to anticipate and react to changes in supply costs. If we must pay higher prices for the food, beverages, and other supplies used in our business, our operating costs may increase, and our operating results could be adversely affected, if we are unable or unwilling to pass such cost increases on to our guests.

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

Our ability to continue to offer new virtual shooting scenario content is important to our business. We depend on our in-house development team and our strategic relationships with a limited number of third-party developers to develop new virtual shooting scenario content. To the extent that any of our third-party developers experiences a material adverse effect or if the number of developers otherwise declines, we could be subject to the risk of development delays, pricing pressure, lack of innovation, and other associated risks. In addition, the loss of one or more members of our in-house development team, including our Director of Software Development, could cause us to experience delays in development, lack of innovation, and other risks.

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

Our agreement with VirTra provides that any virtual shooting scenario content used on the VirTra platform is owned by VirTra, regardless of how it was created. Thus, we do not own virtual shooting scenario content that is used in conjunction with the VirTra platform, whether such content is created by a third-party developer or by our in-house development team. When such virtual shooting scenario content is used in conjunction with the VirTra platform, however, we have an exclusive, worldwide license to use such content, whether created by a third-party developer or by our in-house development team.

We may lose guests and significant revenue and fail to attract new guests if our existing virtual shooting scenario content and technology become less desirable or obsolete, or if we fail to develop and introduce new entertainment offerings with broad appeal or fail to do so in a timely or cost-effective manner.

The introduction of new forms of entertainment by our competitors or the development of new technology could render our existing or future virtual shooting scenario content and replica firearms technology less desirable or obsolete. Consequently, our financial performance and growth depends upon our ability to enhance and improve our existing content and technology, develop and successfully introduce new content and technology that generate interest among our guests, and expand our eatertainment concept in new markets. As our existing technology matures, encouraging guests to visit our entertainment facilities on multiple occasions may become more challenging unless new virtual shooting scenario content and technology provide features and functionality that attract guests. To achieve market acceptance for our eatertainment concept, we must effectively anticipate and offer new entertainment technology that meets the changing demands of our guests in a timely manner. Guests may require features and capabilities that our current technology lacks. In addition, any new markets in which we attempt to market our eatertainment concept, including new countries or regions, may not be receptive to our concept. If we fail to enhance our virtual shooting scenario content and technology in a timely and cost-effective manner, successfully develop and introduce new technology, or expand our eatertainment concept in new markets, our ability to retain our existing or attract additional guests and our ability to create or increase demand for our eatertainment concept could be harmed, which would have an adverse effect on our business, operating results, and financial condition.

We will be required to make significant investments in developing new virtual shooting scenario content and other technology. We also will be subject to all the risks inherent in the development of new content and technology, including unanticipated technical or other development problems, which could result in material delays in the launch and acceptance of the entertainment offering or significantly increased costs. In some cases, we may expend a significant amount of resources and management attention on entertainment offerings and technology that do not ultimately succeed in their markets. Because new entertainment offerings and technology are inherently risky, they may not be successful and may harm our operating results and financial condition.

Our entertainment systems depend upon third-party software that we do not own or control.

We rely on third parties to provide or develop a portion of the software used to operate our entertainment systems, including the virtual shooting scenarios, scoring system, and membership data. We do not own or control the operation of the third-party software, and we are therefore vulnerable to any information security breaches, software bugs, crashes, and freezes, or other issues such software may experience. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period. We will rely on such third parties to provide updates to our software as needed to ensure optimal performance of our entertainment systems. To the extent such third parties do not timely implement updates, patches, or other troubleshooting measures, we may experience significant harm to our reputation, a loss of sales or profits, or be required to incur significant costs to repair the software.

We are required to make substantial payments under our license agreements for the use of our software platform and for software development.

Pursuant to our agreements with third parties, including our third-party developers, we are required to make payments to such third parties for the use of the platform to store and deliver our virtual shooting scenario content and for the development of virtual shooting scenario content. These payments could total as much as seven percent of our overall revenue.

We rely on a limited number of suppliers for our replica firearms.

We currently rely on a very limited number of suppliers for our laser-based replica firearms. We typically do not enter into long-term contracts with our suppliers, but instead purchase our replica firearms on an as-needed, purchase order basis. Consequently, we may be subject to unexpected changes in pricing, quality, or supply of replica firearms and replica firearm components. To the extent that our primary supplier fails to manufacture sufficient quantities, ceases business operations, or discontinues a particular component or product, we may not be able to find alternative suppliers in a timely manner, if at all, and could be subject to pricing pressures associated with finding a replacement supplier. Any inability of our primary supplier to timely deliver quality replica firearms and replica firearm components or any unanticipated change in supply, quality, or pricing of our replica firearms could have a material adverse effect on our business. We also depend on the quality and durability of the replica firearms we utilize, and necessary replacements or repairs could increase our costs.

Instances of foodborne illness and outbreaks of disease, as well as negative publicity relating thereto, could result in reduced demand for our menu offerings and reduced traffic in our facilities and negatively impact our business.

We cannot guarantee that our supply chain, food safety controls, and training will be fully effective in preventing all food safety issues at our facilities, including any occurrences of foodborne illnesses, such as salmonella, E. coli, and hepatitis A. In addition, we rely on third-party vendors, making it difficult to monitor food safety compliance and increasing the risk that foodborne illness could affect multiple locations rather than a single facility. Some foodborne illness incidents could be caused by third-party vendors and distributors outside of our control. New illnesses resistant to our current precautions may develop in the future, or diseases with long incubation periods could arise, that could give rise to claims or allegations on a retroactive basis. One or more instances of foodborne illness in any of our facilities or markets or related to food products we sell, could negatively affect our nationwide facility sales, if instance is highly publicized on national media outlets or through social media. This risk exists even if it were later determined that the illness was wrongly attributed to us or one of our facilities. Several restaurant chains have experienced incidents related to foodborne illnesses that have had a material adverse effect on their operations. The occurrence of a similar incident at one or more of our facilities, or negative publicity or public speculation about an incident, could reduce guest visits to our facilities and negatively impact demand for our menu offerings.

We may not be able to operate our facilities, or obtain and maintain licenses and permits necessary for such operation, in compliance with laws, regulations, and other requirements, which could adversely affect our business, operating results, and financial condition.

We are subject to various federal, state, and local laws and regulations affecting our business. Each facility may be subject to licensing and regulation by a number of governmental authorities, which may include alcoholic beverage control, amusement, health, safety, and fire agencies in the state, county, or municipality in which the facility is located. Each facility will be required to obtain a license to sell alcoholic beverages on the premises from a state authority and, in certain locations, county and municipal authorities. Typically, licenses must be renewed annually and may be revoked or suspended for cause at any time. In some states, the loss of a license for cause with respect to one location, may lead to the loss of licenses at all locations in that state or could make it more difficult to obtain additional licenses in that state. Alcoholic beverage control regulations relate to numerous aspects of the daily operations of each facility, including minimum age of patrons and employees, hours of operation, advertising, wholesale purchasing, inventory control, and handling and storage and dispensing of alcoholic beverages. The failure to receive or retain a liquor license, or any other required permit or license, in a particular location, or to continue to qualify for, or renew licenses, could have a material adverse effect on operations and our ability to obtain such a license or permit in other locations.

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

In addition, we will be subject to the Fair Labor Standards Act (which governs such matters as minimum wages and overtime), the Americans with Disabilities Act, various family-leave mandates, and other federal, state, and local laws and regulations that govern working conditions. From time to time, the U.S. Congress and the states consider increases in the applicable minimum wage. We expect increases in payroll expenses because of current federal and state mandated increases in the minimum wage. In addition, our suppliers may be more severely impacted by higher minimum wage standards, which could result in increased costs to us. If we are unable to offset these costs through increased prices to our guests or through reducing other costs, our business, operating results, and financial condition could be adversely affected. Moreover, labor organizations may seek to represent certain of our employees in the future, and if they are successful, our payroll expenses and other labor costs may be increased during collective bargaining. We also may be subject to strikes or other work disruptions that may adversely affect our business.

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

Our gift cards, which may be used to purchase food, beverages, retail items, and virtual shooting lounge credits in our facilities, may be considered stored value cards. Certain states include gift cards under their abandoned and unclaimed property laws and require companies to remit to the state a cash amount equal to all or a designated portion of the unredeemed balance on the gift cards, based on certain card attributes and the length of time that the cards are inactive. To date we have not remitted any amounts relating to unredeemed gift cards to states based upon our assessment of applicable laws. We will recognize income from unredeemed cards when we determine that the likelihood of the cards being redeemed is remote and that recognition is appropriate based on governing state statutes.

The analysis of the potential application of the abandoned and unclaimed property laws to our gift cards is complex, involving an analysis of constitutional and statutory provisions and factual issues. If one or more states change their existing abandoned and unclaimed property laws or successfully challenge our position on the application of abandoned and unclaimed property laws to our gift cards, or if the estimates that we use in projecting the likelihood of the cards being redeemed prove to be inaccurate, our liabilities with respect to unredeemed gift cards may be materially higher than the amounts shown in our financial statements. If we are required to materially increase the estimated liability recorded in our financial statements with respect to unredeemed gift cards, our net income could be materially and adversely affected.

Guest complaints or litigation on behalf of our guests or employees may adversely affect our business, operating results, or financial condition.

Our business may be adversely affected by legal or governmental proceedings brought by or on behalf of our guests or employees. In recent years, several restaurant and entertainment companies have been subject to lawsuits, including class action lawsuits, alleging violations of federal and state law regarding workplace and employment matters, discrimination, and similar matters, and a number of these lawsuits have resulted in the payment of substantial damages by the defendants. We could also face potential liability, which could be material, if we are found to have misclassified certain employees as exempt from the overtime requirements of the federal Fair Labor Standards Act and state labor laws, or if we are found to have failed to provide or continue health insurance or benefits to our employees in violation of the Affordable Care Act. In addition, from time to time, customers file complaints or lawsuits against restaurant companies alleging that they are responsible for some illness or injury they suffered at or after a visit to a restaurant.

We also may be subject to a variety of other claims in the ordinary course of business, including personal injury, lease, and contract claims. The restaurant industry has also been subject to a growing number of claims that the menus and actions of restaurant chains have led to the obesity of certain of their customers.

We also are subject to “dram shop” statutes in certain states in which we operate. These statutes generally provide a person injured by an intoxicated person the right to recover damages from an establishment that wrongfully served alcoholic beverages to the intoxicated individual. Recent litigation has resulted in significant judgments and settlements under dram shop statutes. Because these cases often seek punitive damages, which may not be covered by insurance, such litigation could have an adverse impact on our business, operating results, and financial condition. Regardless of whether any claims against us are valid or whether we are liable, claims may be expensive to defend and may divert time and money away from operations and hurt our financial performance. A judgment significantly more than our insurance coverage or not covered by insurance could have a material adverse effect on our business, operating results, and financial condition.

We may face labor shortages that could slow our growth and adversely impact our ability to operate our facilities.

The successful operation of our business depends upon our ability to attract, motivate, and retain a sufficient number of qualified executives, managers, and other employees. From time to time, there may be a shortage of labor in certain of the markets in which our facilities are located. Shortages of labor may make it increasingly difficult and expensive to attract, train, and retain the services of a sufficient number of qualified employees and could delay the planned openings of new facilities or adversely impact our then-existing facilities. Any such delays, material increases in employee turnover rates in existing facilities, or widespread employee dissatisfaction, could have a material adverse effect on our business and operating results. Competition for qualified employees could require us to pay higher wages, which could result in higher labor costs and could have a material adverse effect on our operating results.

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

Our future success depends significantly on the continued service and performance of our key management personnel. We do not have employment agreements with any members of senior management. Our wholly owned subsidiary, Modern Round, has severance agreements with our President and Chief Operating Officer and with our Vice President, Chief Financial Officer, and Secretary. We cannot prevent members of senior management from terminating their employment with us. Losing the services of members of senior management could materially harm our business until a suitable replacement is found, and such replacement may not have equal experience and capabilities. In addition, we have not purchased “key person” life insurance policies on any members of our senior management.

Local conditions, events, terrorist attacks, adverse weather conditions, and natural disasters could adversely affect our business.

Certain of the regions in which our facilities are located may be subject to adverse local conditions, economic events, terrorist attacks, adverse weather conditions, or natural disasters, such as earthquakes, tornados, floods, and hurricanes. Depending upon its magnitude, a natural disaster could severely damage our facilities, which could adversely affect our business, operating results, and financial condition. We currently maintain property and business interruption insurance through the aggregate property policy for our facilities. However, such coverage may not be sufficient if there is a major disaster. In addition, upon the expiration of our current insurance policies, adequate insurance coverage may not be available at reasonable rates, or at all.

Damage to our brand or reputation could adversely affect our business.

Our brand and our reputation are among our most important assets. Our ability to attract and retain guests will depend, in part, upon the external perception of our company, the quality of our food and beverage, service, our facilities, and the attractiveness of our virtual shooting concept. Multi-facility businesses can be adversely affected by unfavorable publicity resulting from poor food quality, illness, health concerns, and a variety of other operating issues at one or a limited number of facilities.

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

We anticipate that our facilities generally will be occupied on a leased basis. Leases may provide for a base rent plus additional rent based on a percentage of the revenue generated by the facilities on the leased premises once certain thresholds are met. The lease for our Peoria, Arizona facility is for a term of 10 years, and we anticipate that future leases will be for periods of approximately 10 years. A decision not to renew a lease for a facility could be based on a number of factors, including an assessment of the area in which the facility is located.

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

Payments under our operating leases account for a significant portion of our operating expenses. We plan to lease any new facilities we open under operating leases. Our substantial operating lease obligations could have significant negative consequences, including the following:

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

We depend on cash flow from operations to pay our lease obligations and to fulfill our other cash needs. If our business does not generate sufficient cash flow from operating activities and sufficient funds are not otherwise available to us from borrowings under bank loans or from other sources, we may not be able to service our operating lease obligations, grow our business, respond to competitive challenges, or fund our other liquidity and capital needs, which would have a material adverse effect on us.

We may be unable to find suitable existing facilities that can be built out to meet our specifications or lease built to suit facilities, which could increase costs to us and have a material adverse effect on our business, operating results, or financial condition.

In general, we seek to lease and build-out existing structures with completed infrastructure, including plumbing, electricity, HVAC, ADA compliant features, a commercial kitchen, and bar. It is possible, however, that we will be unable to find existing structures suitable for our business and will be required to engage third parties to construct new built to suit facilities for us. The construction of built to suit facilities generally would increase costs associated with opening a new facility compared with building out an existing structure, and would require us to obtain additional financing. Costs associated with built out or built to suit facilities may differ significantly depending upon various factors, including the market in which the facility is located, the cost of raw materials, the cost of skilled labor, shortages of raw materials or skilled labor, weather conditions, permitting and zoning requirements, environmental concerns, geological problems, and construction delays. If we are required to lease newly constructed built to suit facilities rather than build-out existing structures, we may incur significant additional costs, which could have a material adverse effect on our business, operating results, and financial condition.

The build out of existing facilities and the construction of new, built to suit facilities are subject to construction delays and increased costs and risks, which could affect the opening of our facilities and could have a material adverse effect on our business, operating results, or financial condition.

The renovation, refurbishment, or expansion by us of an existing facility and the construction of a new facility involve risks associated with the construction process. Both built out and built to suit facilities often involve complex and lengthy negotiations and competitive bidding processes. We are subject to uncertainties associated with zoning, environmental concerns, and our contractors’ ability to build-out or build to suit in conformity with plans, specifications, budgeted costs, and timetables.

In addition, if our contractors fail to adhere to our quality standards or otherwise fail to meet their contractual obligations to us, or if there is a shortage of contractors or labor strikes that prevents our contractors from completing their construction work on schedule or within budget, our facility projects may experience significant delays or cost overruns. A contractor’s performance also may be affected or delayed by conditions beyond the contractor’s control, such as weather conditions, the price and availability of raw materials, environmental concerns, third-party delays, and zoning and permitting requirements. If a contractor fails to perform, we may resort to legal action to rescind the purchase or the construction contract, or to compel performance.

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

We cannot be certain that we do not currently and will not in the future infringe on the intellectual property rights of others. Any such claims, regardless of merit, could be time-consuming and expensive to litigate or settle, divert the attention of management, cause significant delays, materially disrupt the conduct of our business, and have a material adverse effect on our operating results and financial condition. Because of such claims, we could be required to pay a substantial damage award, enter a royalty-bearing license, discontinue the use of third-party products or software used within our operations, and rebrand our business.

Disruptions in our information technology systems or security breaches of confidential guest information or personal employee information could have an adverse impact on our operations.

Our operations depend upon the integrity, security, and consistent operation of various systems and data centers, including the point-of-sale and virtual shooting scenario content delivery systems in our facilities, data centers that process transactions, communication systems, various other software applications used throughout our operations, and third-party contractors that access our systems or perform processes involving confidential data. Disruptions in these systems could have an adverse impact on our operations. We could encounter difficulties in developing new systems or maintaining and upgrading existing systems. Such difficulty could lead to significant expenses or to losses due to disruption in our business operations.

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

The delivery of our virtual shooting scenario content depends upon our ability to adequately maintain our local servers and cloud-based infrastructure.

We rely on a combination of local servers and a cloud-based platform to store and deliver our virtual shooting scenario content. Although we expend considerable effort to ensure that our servers and platform perform, and can handle existing and anticipated capacities across all our locations, we are dependent upon third parties to meet the capacity and performance requirements of our guests, and we may not be able to maintain adequate performance and capacity requirements during peak times or spikes in our virtual shooting lounge usage.

We do not control the operation of the third-party infrastructure on which our cloud-based storage and delivery platform is hosted, and we therefore are vulnerable to any information security breaches, power outages, or other issues such third-party may experience. We expect that we may experience interruptions, delays, and outages in service and availability from time to time due to a variety of factors, including infrastructure changes, human or software errors, third-party hosting disruptions, or capacity constraints because of a number of potential causes, including technical failures, natural disasters, or fraud or security attacks.

If our security, or that of our third-party cloud infrastructure providers, is compromised, or our platform is otherwise unavailable, our business could be materially and adversely affected. In some instances, we may not be able to identify the cause or causes of these performance problems within an acceptable period. It may become increasingly difficult to maintain and improve our platform, especially during peak usage times and as our platform and virtual shooting scenario content offerings become more complex. To the extent that we do not effectively address capacity constraints, update third-party infrastructure as needed, and continually develop our technology and network architecture to accommodate actual and anticipated changes in technology, our business and results of operation may be adversely affected. In addition, any changes in service levels from our cloud infrastructure provider may adversely affect our ability to meet our guests’ expectations. To the extent our local servers are damaged, suffer from outages, or otherwise malfunction, we may be unable to meet our guests’ expectations and our business and results of operation may be adversely affected.

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

If our cash flow from operations is insufficient to meet our debt service obligations, we could be required to sell additional equity securities, refinance our obligations, or dispose of assets to meet our debt service obligations. The failure to obtain sufficient financing on favorable terms and conditions could have a material adverse effect on us.

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

As of March 15, 2017, we had 163,887,359 shares of authorized but unissued common stock. Our Restated Articles authorize us to issue these shares of common stock and options, rights, and warrants relating to common stock for such consideration and on such terms and conditions established by our Board of Directors in its sole discretion, whether in connection with acquisitions or otherwise. Any common stock that we issue, including pursuant to an equity financing arrangement or under any incentive plans that we may adopt in the future, as well as under outstanding options would dilute the percentage ownership held by our stockholders.

Our indebtedness could adversely affect our ability to raise additional capital to fund operations, limit our ability to react to changes in the economy or our industry and prevent us from meeting our financial obligations.

As of March 15, 2017, we had convertible notes outstanding in the aggregate principal amount of $3,150,000 and a revolving line of credit outstanding in the aggregate principal amount of $2,727,000.

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

The terms of our current credit facility and any future credit facility will likely restrict our current and future operations, which could adversely affect our ability to respond to changes in our business and to manage our operations.

The terms of our current credit facility contain several restrictive covenants that impose significant operating and financial restrictions on us, including restrictions on our ability to, among other things:

•	incur additional debt;

•	pay dividends and make other restricted payments;

•	create liens;

•	make investments and acquisitions;

•	engage in sales of assets and subsidiary stock;

•	enter sale-leaseback transactions;

•	enter transactions with affiliates; and

•	transfer all or substantially all our assets or enter merger or consolidation transactions.

Failure by us to comply with the covenants or financial ratios contained in the instruments governing our indebtedness could result in an event of default, which could adversely affect our ability to respond to changes in our business and manage our operations. Any future credit facility will likely contain similar terms.

In the event of any default, the lenders will not be required to lend any additional amounts to us. Our lenders also could elect to declare all amounts outstanding to be due and payable and require us to apply all our available cash to repay these amounts. If our indebtedness were to be accelerated, our assets may not be sufficient to repay this indebtedness in full.

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

Only a very limited trading market currently exists for our common stock. Thus, any broker-dealer that makes a market in our common stock or other person that buys or sells our common stock could have a significant influence over its price at any given time. We cannot assure our stockholders that a market for our common stock will be established or sustained. There is no assurance that our common stock will have any greater liquidity than common stock that does not trade on a public market.

Unless or until we list our common stock on NASDAQ or another securities exchange, our common stock will be deemed a “penny stock,” which makes it more difficult for our investors to sell their shares.

Unless or until our common stock is listed on the Nasdaq Capital Market or another securities exchange, our common stock will be subject to the “penny stock” rules adopted under Section 15(g) of the Securities Exchange Act of 1934, as amended. The penny stock rules generally apply to companies whose stock is not listed on a national securities exchange and trades at less than $5.00 per share, other than companies that have had average revenue of at least $6,000,000 for the last three years or that have tangible net worth of at least $5,000,000 ($2,000,000 if the company has been operating for three or more years). These rules require, among other things, that brokers that trade penny stocks to persons other than “established customers” complete certain documentation, make suitability inquiries of investors, and provide investors with certain information concerning trading in the security, including a risk disclosure document and quote information under certain circumstances. Many brokers have decided not to trade penny stocks because of the requirements of the penny stock rules and, thus, the number of broker-dealers willing to act as market makers in such securities is limited. If we remain subject to the penny stock rules for any significant period, it could have an adverse effect on the market, if any, for our common stock. If our common stock is subject to the penny stock rules, investors will find it more difficult to dispose of our common stock.

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

If our existing stockholders sell substantial amounts of our common stock in the public market, the market price of our common stock could decrease significantly. The perception in the public market that our existing stockholders might sell shares of common stock could also depress our market price. As of March 15, 2017, we had outstanding (i) 36,112,641 shares of common stock, (ii) options to purchase an aggregate of 5,336,927 shares of common stock, and (iii) convertible promissory notes, which may be converted into an aggregate of 8,326,289 shares of common stock at the option of the holders. Since all our currently issued and outstanding common stock is restricted, our common stock may not be sold in the public market except pursuant to Rule 144, unless registered for resale.

In general, under Rule 144 as currently in effect, any person or persons whose shares are aggregated for purposes of Rule 144, who is deemed an affiliate of our company, which generally includes our directors, officers, and certain principal stockholders, or who beneficially owns restricted securities with respect to which at least six months has elapsed since the later of the date the shares were acquired from us, or from an affiliate of ours, is entitled to sell within any three-month period a number of shares that does not exceed the greater of 1% of the then-outstanding shares of our common stock or the average weekly trading volume in our common stock during the four calendar weeks preceding such sale. Sales by affiliates under Rule 144 also are subject to certain manner-of-sale provisions and notice requirements and to the availability of current public information about us. As of March 15, 2017, approximately 85.0% of our issued and outstanding shares of common stock were held by affiliates.

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

Our directors own a significant percentage of our common stock and thus will be able to exercise significant control over our company.

As of March 15, 2017, our directors collectively beneficially owned approximately 86.4% of our common stock. Therefore, our directors will be able to substantially influence matters requiring stockholder approval, including the election of directors; a merger, consolidation or sale of all or substantially all our assets; and any other significant transaction. The interests of those stockholders may not always coincide with the interests of our other stockholders. For instance, this concentration of ownership may have the effect of delaying or preventing a change of control of us otherwise favored by our other stockholders and could depress our stock price.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

Our executive offices are in Scottsdale, Arizona, where we lease approximately 3,300 square feet under a lease that expires in March 2019.

We lease approximately 11,600 square feet in Peoria, Arizona, where we opened our first entertainment facility in June 2016. The lease for this facility expires 10 years from the lease commencement date, which was April 1, 2016.

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

As of March 15, 2017, there were approximately 36,112,641 shares of our common stock issued and outstanding, and 258 holders of record of our common stock.

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

Recent Sales of Unregistered Securities

On October 26, 2016, VirTra exercised a warrant to purchase 1,676,747 shares of our common stock at $0.20 per share. The shares of common stock were issued in reliance upon Section 4(a)(2) of the Securities Act as a transaction by an issuer not involving a public offering. The proceeds of the exercise of the warrant were used for general corporate purposes.

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

Our Business

We created and are rolling out nationally, an entertainment concept centered around a one-of-a-kind, safe, virtual interactive shooting experience, utilizing laser technology-based replica firearms with the look, feel, and weight of real firearms, paired with extensive food and beverage offerings featuring popular menu items and a variety of liquors, beers, and wines, in an upscale environment.

Our entertainment concept is intended to appeal to a very broad customer base of male and female entertainment seekers of all ages, which include friends, couples, and sponsors of corporate and other events regardless of their experience with shooting. Our entertainment concept is based on the “savor, sip, and shoot” experience of our guests.

Guests can savor a broad menu of food items throughout our facilities, including in our virtual shooting lounges. Our menu features items designed to appeal to a very broad spectrum of guests and include a wide variety of appetizers, soups, salads, flatbreads, sandwiches, pastas, steaks, seafood, burgers, and desserts. Our menu items are intended to compare favorably with upscale casual restaurants.

We also offer our guests the opportunity to experience a wide variety of domestic and imported, popular priced and premium liquors, beers, wines, and signature cocktails. Beverages are available in each of our entertainment facilities at our main lounge bar, full service restaurant, and shooting lounges, allowing for multiple points of sale.

Virtual shooting is the centerpiece of our entertainment experience. Our facilities generally will contain between 20 and 28 virtual shooting lounges. Each virtual shooting lounge offers a relaxed environment for groups of two to six people in a semi-private space measuring approximately 12 feet by 16 feet. Each virtual shooting lounge is anchored by a projection screen and is furnished with plush lounge seating and a table for sharing food and drinks. Whether an expert marksman or first-time shooter, our upscale entertainment facilities offer guests the opportunity to test their skills in a wide variety of carefully designed scenarios in a completely safe environment. Our guests can take aim in one of our interactive games, skills drills, or advanced training simulations using our state-of-the-art laser technology-based replica firearms. These replica firearms cannot be converted into traditional firearms. The replica firearms contain a laser that is engaged with each trigger pull. Hit detection cameras capture the laser beam strike on the screen and transmit the data to our scenario software. Multiplayer modes allow guests to compete simultaneously against each other or work together as a team, in a number of our interactive games and skills drills. Our facilities can also accommodate corporate events, bachelor and bachelorette parties, birthday parties, and other events. In addition, we use our entertainment platform as an opportunity to promote firearm safety and to offer training for our guests.

We were incorporated in Nevada in November 2013 under the name Nuvola, Inc. Prior to November 24, 2014, we operated as a subsidiary of Bollente, a company specializing in the manufacturing and sale of high-quality, whole-house, electric tankless water heaters. On November 24, 2014, Bollente spun off our company by declaring a dividend of the shares of our common stock to the Bollente stockholders. Because of the dividend, we became a company independent of Bollente. On December 31, 2015, we closed the Merger in which our newly formed, wholly owned subsidiary merged with and into Modern Round, pursuant to which (a) Modern Round survived the Merger and became our wholly owned subsidiary; (b) we ceased being a shell company; and (c) we experienced a change in control in which the former members of Modern Round acquired control of our company. We opened our first location in June 2016 in Peoria, Arizona.

For accounting purposes, the Merger was accounted for as a reverse acquisition, with Modern Round as the accounting acquirer. The consolidated financial statements included in this Annual Report on Form 10-K represent a continuation of the financial statements of Modern Round.

Results of Operations for the year ended December 31, 2016 compared with the year ended December 31, 2015

Revenue

Net revenue was $1,256,549 and $8,000 for fiscal 2016 and 2015, respectively. Revenue for fiscal 2016 was primarily derived from food, beverage, and retail sales and lounge rental, upgrade, and amortized membership fees from our Peoria, Arizona location. Prior to opening our Peoria, Arizona location in June 2016, we had no units in operation. Licensing revenue of $32,000 and $8,000 is included in the net revenue totals for the fiscal 2016 and 2015, respectively.

Cost of Products

Cost of products was $210,088 and $0 for fiscal 2016 and 2015, respectively. We did not incur cost of products for fiscal 2015 since we did not have any locations in operation. Our 2016 cost of products consisted primarily of food and beverage products that were purchased and used to generate revenue at our Peoria, Arizona location.

Operating Payroll and Benefits and Other Store Operating Expenses

Operating payroll and benefits and other store operating expenses for fiscal 2016 were $744,382 and $471,797, respectively. There were no such costs for fiscal 2015, as we had no units in operation during fiscal 2015. Payroll and benefits expense for fiscal 2016 consisted primarily of salaries, wages, taxes, and other benefit costs related to operating the Peoria, Arizona location. Other store operating expenses for fiscal 2016 consisted primarily of marketing, occupancy, supplies, services, utilities, property taxes, and other general expense incurred in operating the Peoria, Arizona location. Effective January 1, 2017, the minimum wage in the state of Arizona increased $1.95 per hour to $10.00 per hour. The rate increase will raise hourly wages for our front of house Arizona team members and may increase our payroll expense in fiscal 2017.

General and Administrative Expenses

General and administrative expenses were $3,195,230 and $2,651,156 for fiscal 2016 and 2015, respectively. The $544,074 increase in general and administrative expenses was primarily due to increased payroll costs, professional fees, insurance costs, and royalty expense, which were offset by a reduction in research and software development costs.

Payroll and related costs increased by approximately $526,000 for fiscal 2016 compared with fiscal 2015, primarily due to hiring five management employees in late fiscal 2015 and two staff employees in the first quarter of 2016. Professional fees, which include accounting, legal, and other professional services, were approximately $166,000 greater for fiscal 2016 than for fiscal 2015, primarily due to fees attributable to on-going services related to our quarterly reviews, annual audits, and corresponding SEC filings. Professional fees for fiscal 2015 included fees for legal and accounting services rendered in connection with the December 31, 2015 Merger, which is described elsewhere in this Annual Report on Form 10-K.

Directors and officers insurance (D&O) expense was approximately $59,000 and $0 in fiscal 2016 and 2015, respectively. We added D&O insurance in March 2016, as a result of the Merger. We incurred approximately $90,000 in royalty expense for fiscal 2016 related to sales at our Peoria, Arizona location.

Research and software development expense decreased by approximately $304,000 for fiscal 2016 compared with fiscal 2015. In preparing our virtual shooting concept scenarios for the Peoria, Arizona opening, we ended our relationships with several vendors with which we had incurred substantially greater expenses in fiscal 2015.

Depreciation Expense

Depreciation expense was $304,637 and $4,773 for fiscal 2016 and 2015, respectively. The $299,864 increase for fiscal 2016 was due to leasehold improvements and property and equipment for the Peoria, Arizona location being placed in service in 2016. The bulk of the assets were placed in service on the opening date of our Peoria, Arizona location, with several ancillary capital expenditures added later in fiscal 2016.

Impairment Expense

Impairment expense was $216,000 for fiscal 2016 compared with $68,393 for fiscal 2015, or an increase of $147,607. Impairment expense of $216,000 was recorded for fiscal 2016 for other-than-temporary impairments related to our available for sale securities. There was no impairment expense on available for sale securities for fiscal 2015. Impairment expense of approximately $68,000 was recorded for fiscal 2015, due to our Arizona Series 6 liquor license having been remanded by the state of Arizona due to non-use for more than two years.

Pre-opening Expenses

Pre-opening expense was $340,867 and $0 for fiscal 2016 and 2015, respectively. Pre-opening expense consisted of costs incurred in opening the Peoria, Arizona location in June 2016. These costs included training, supplies, advertising, occupancy, deferred rent, and other miscellaneous costs required to open the location.

Interest Expense

Interest expense was $278,346 and $6,318 for fiscal 2016 and 2015, respectively, or an increase of $272,028. The increase was due primarily to issuing $1,875,000 in convertible promissory notes and drawing $2,391,000 from our secured revolving line of credit in fiscal 2016. In fiscal 2015, we only incurred interest expense on debt in the fourth quarter.

Net Loss

We had net losses of $4,504,798 for fiscal 2016 and $2,722,640 for fiscal 2015, or an increased loss of $1,782,158. The increase in net loss for fiscal 2016 was primarily due to the factors described above.

Non-GAAP Financial Measures

In addition to the results provided in accordance with accounting principles generally accepted in the United States, or GAAP, we provide non-GAAP measures that present operating results on an adjusted basis. EBITDA, Adjusted EBITDA, and Unit-Level EBITDA are supplemental measures of performance that are not required by or presented in accordance with GAAP. These non-GAAP measures do not represent and should not be considered as an alternative to net income or cash flows from operations, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly titled measures reported by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Although we use these non-GAAP measures to assess the operating performance of our business, they have significant limitations as analytical tools because they exclude certain material costs.

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

EBITDA

We define “EBITDA” as earnings before interest, income tax, depreciation, and amortization. We calculate this metric by adding interest, income tax, and depreciation and amortization costs, if applicable, to our net loss. We present EBITDA because we believe it provides useful information to investors regarding our performance. We believe that EBITDA is used by many investors as a measure of performance, as it adjusts for non-cash and non-recurring items. However, because this measure excludes significant items, the value of this measure is limited as a measure of our consolidated financial performance.

	Years Ended December 31,
	2016	2015
Net loss	$(4,504,798)	$(2,722,640)
Interest expense	278,346	6,318
Income tax benefit	0	—
Depreciation expense	304,637	4,773
Amortization expense	—	—

EBITDA	$(3,921,815)	$(2,711,549)

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

	Years Ended December 31,
	2016	2015
Net loss	$(4,504,798)	$(2,722,640)
Interest expense	278,346	6,318
Income tax expense	0	—
Other non-cash expense	429,002	509,642
Depreciation expense	304,637	4,773
Amortization expense	—	—
Pre-opening expense	340,867	—
Impairment expense	216,000	68,393

Adjusted EBITDA	$(2,935,946)	$(2,133,514)

Unit-level EBITDA

Our definition of “Unit-level EBITDA” differs from EBITDA, as defined above, because we further adjust net loss to exclude licensing revenue, impairment expense, general and administrative expense, pre-opening expense, and non-cash deferred rent expense incurred for unit-level leases. We believe Unit-level EBITDA to be a useful measure of evaluating our operating performance because it removes the impact of general and administrative expenses, which are not incurred at the store-level, and the costs of opening new stores, which are non-recurring at the store-level. We also believe that Unit-level EBITDA is a useful measure in evaluating our operating performance within our industry, as it permits the evaluation of unit-level productivity, efficiency, and performance. However, because this measure excludes significant items, the value of this measure is limited as a measure of our consolidated financial performance. The fiscal 2016 results below represent seven months of operations at out Peoria, Arizona location.

	Years Ended December 31,
	2016	2015
Net loss	$(4,504,798)	$(2,722,640)
Interest expense	278,346	6,318
Income tax expense	0	—
Depreciation expense	304,637	4,773
Amortization expense	—	—
Licensing revenue	(32,000)	(8,000)
Impairment expense	216,000	68,393
General and administrative	3,195,230	2,651,156
Pre-opening expense	340,867	—
Deferred rent – unit-level	78,452	—

Unit-level EBITDA	$(123,266)	$—

Liquidity and Capital Resources

Our principal liquidity to date has come from the sale in fiscal 2014 and 2015 of 30,691,914 shares (as adjusted for the Merger conversion ratio) for aggregate proceeds of $2,500,000. In fiscal 2015, prior to the Merger, our wholly owned subsidiary, Modern Round issued convertible promissory notes in the aggregate principal amount of $1,275,000 to independent third parties and certain related parties in a private placement. In fiscal 2016, we issued an additional $1,875,000 of convertible promissory notes. At December 31, 2016, we had a working capital deficit of $2,955,132, which included $84,000 of equity investments in a public company that we sold in March 2017.

We anticipate incurring additional expenses during fiscal 2017 to pursue our planned business operations, including additional sales and marketing expenditures, possible increases in expenditures for research and development of products and technology, and the opening of additional entertainment facilities.

We formed a wholly owned Arizona limited liability company, MR Peoria, LLC, in fiscal 2015 to conduct operations for our facility located in Peoria, Arizona. The lease for our Peoria, Arizona facility commenced on November 1, 2015. Monthly Lease payments started in April 2016 and are due for a term of 10 years with a total commitment of approximately $2,363,000. The Peoria, Arizona facility’s opening costs were funded in fiscal 2016, primarily using proceeds from our convertible debt offerings and proceeds from our secured revolving line of credit.

Our ability to continue to execute our business depends upon our ability to generate additional cash from investment proceeds and sales and operations. If we are unable to raise the necessary funds, we may be required to modify our current business. In addition, we may not be able to attract the guests necessary to generate positive income from operations, which may require us to modify our business to address our liquidity needs.

Our historical operating expenses and cash needs are not indicative of our current planned operations, as we refine our eatertainment concept and focus on sales, marketing, and operations. Our plans will require substantially more cash to operate, depending upon how quickly we open additional entertainment facilities and the sales volume at those entertainment facilities. However, if funding is not obtained and sales do not generate sufficient cash flow, we will adjust our strategy and business accordingly. To date, we have been highly dependent upon funding from related parties, convertible debt offerings, and our related party secured revolving line of credit, to support our operations. We anticipate that we will need additional funding to support our business model for at least the next 12 to 24 months. Given our current operations, traditional debt financing from banking sources may be difficult to obtain, and we may have to continue to rely on equity or debt investments from non-banking sources.

We are currently relying on funds from our related party secured revolving line of credit to address short-term liquidity concerns. We may also need to obtain financing in the private or public equity or debt markets. There can be no assurance as to the availability or terms upon which such financing and capital might be available.

Cash Flows from Operating Activities

Cash used in operating activities was $2,446,243 for fiscal 2016 compared with $1,630,901 for fiscal 2015. Cash used in operating activities for fiscal 2016 included a net loss of $4,504,798, offset by non-cash items of $985,639 and cash provided by the change in operating assets and liabilities of $1,072,916. Cash used in operating activities for fiscal 2015 related to the net loss of $2,722,640 offset by non-cash items of $582,808 and the net change in operating assets and liabilities of $508,931. The non-cash items primarily reflected depreciation, amortization of deferred rent, impairment of a liquor license, amortization of equity awards and warrants, stock-based compensation, and impairment of available for sale securities. The net changes in operating assets and liabilities were primarily related to changes in accounts payable and accrued expenses, and conversion of accounts payable balances to notes payable. Our operating activities will require additional cash in the future from sources of debt and/or equity, depending on the ability of our operations to generate positive cash flow.

Cash Flows from Investing Activities

Cash used in investing activities was $2,896,834 for fiscal 2016 compared with $710,443 for fiscal 2015. The increase for fiscal 2016 was due primarily to our build-out costs related to the development of our Peoria, Arizona location.

Cash Flows from Financing Activities

Cash provided by financing activities was $4,554,550 for fiscal 2016 compared with $1,275,000 for fiscal 2015. Financing activities during fiscal 2016 consisted of $1,875,000 in proceeds from the sale of convertible notes, $2,391,000 in proceeds from our related party secured revolving line of credit, and $288,550 in net proceeds from the exercise by VirTra of a warrant to purchase shares of our common stock.

Financing activities for fiscal 2015 consisted of proceeds of $500,000 in related party convertible notes payable and proceeds of $775,000 from convertible notes payable.

Critical Accounting Estimates and Policies

The preparation of our consolidated financial statements in conformity with accounting principles generally accepted in the United States, or GAAP, requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements, as well as the reported expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

As an emerging growth company under the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. Because of this election, our consolidated financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards.

While our significant accounting policies are more fully described in the notes to our consolidated financial statements included herewith, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

Investments

We determine the appropriate classification of our investments in equity securities at the time of acquisition and reevaluate such determinations at each balance sheet date. We classify investments in equity securities not classified as trading as available for sale, and carry them at fair value, with any unrecognized gains and losses included in the determination of comprehensive income (loss) and reported in stockholders’ equity. We record other-than-temporary impairments on the statement of operations as impairment expense. The fair value of our investments at December 31, 2016 was based on the sales price of the same securities that were sold after December 31, 2016.

Stock-Based Compensation

We account for compensation for all arrangements under which employees, consultants, and others receive common stock or other equity instruments (including options and warrants) in accordance with FASB ASC Topic 718 “Compensation – Stock Compensation,” or ASC Topic 505-50 “Equity Based Payments to Non-Employees.” Under ASC Topic 718, the fair value of each award is estimated and amortized as compensation expense over the requisite service period. The fair value of our share-based awards is estimated on the grant date using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including our estimated market value per share, expected price volatility, and expected term. Because our common stock has no established public trading market and is not listed on a national exchange, we were unable to use actual price volatility and option life data as input assumptions within our Black-Scholes valuation model. We have used expected volatilities based on the historical volatility of the industry sector in which we operate, in accordance with the guidance set forth in ASC Topic 718.

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

Deferred revenue consists of membership fee revenue, gift card sales, and banquet event sales deposits received. Membership fees are due annually and are not refundable. We recognize membership fee revenue ratably over 12 months, starting in the month the fees are received. We record gift card sales and event sales deposits as deferred revenue and recognize the sales revenue when the gift cards and event deposits are utilized by our guests. We did not record gift card breakage income at December 31, 2016, as we do not have sufficient purchase and utilization history to use as a basis for a breakage policy. Banquet event deposits are generally non-refundable, although guests can re-schedule their events with sufficient notice. We expect that our guests will utilize their deposits or that we will retain any unused deposits.

Research and Development Costs

We charge expenses related to research, design, and development of products to research and development costs as incurred. These expenditures include direct salary costs and/or consultant expenses for research and development personnel and contractors, costs for materials used in research and development activities, and costs for outside services.

Software Development Costs

We expense software development costs as incurred until technological feasibility has been established, at which time we capitalize such costs until the product is available for general release to customers. At each balance sheet date, we compare the unamortized capitalized costs of a computer software product with the net realizable value of that product. We write off the amount by which the unamortized capitalized costs of a computer software product exceed the net realizable value of that asset. Our software development efforts primarily focus on building and expanding our virtual shooting concept scenarios and integrating the systems used at our locations. As such, no software development costs have been capitalized since inception.

Property and Equipment

We record property and equipment at cost. We provide for depreciation on a straight-line basis over the estimated useful lives of the assets, or for leasehold improvements, over the shorter of the estimated useful life or the remaining lease term. Estimated useful lives of property and equipment range from three to 10 years. We expense maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life. Expenditures that materially increase the useful lives of property and equipment are capitalized as incurred. We review all capitalized assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset group may not be recoverable. We measure recoverability of assets by a comparison of the carrying amount of an asset with future net cash flows expected to be generated by the asset group. If such assets are determined to be impaired, we measure the impairment by the difference between the carrying amount and the fair value of the assets. We determine fair value based on discounted cash flows or appraised values, depending on the nature of the asset.

Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for deferred tax assets, that, based on available evidence, are not expected to be realized. We first analyze all tax positions to determine if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. After the initial analysis, we measure the tax benefit as the largest amount that is more than 50 percent likely to be realized upon ultimate settlement.

If we are required to pay interest on the underpayment of income taxes, we recognize interest expense in the first period the interest becomes due under the provisions of the relevant tax law. If we are subject to payment of penalties, we recognize an expense for the statutory penalty in the period when the position is taken on the income tax return. If the penalty was not recognized in the period when the position was initially taken, the expense is recognized in the period when we change our judgment about meeting minimum statutory thresholds related to the initial position taken.

Due to the Merger, the prior year results in the accompanying financial statements represent the activity of Modern Round, L.L.C., which was a pass-through entity until the date of the Merger. As such, the Modern Round, L.L.C. net operating loss was passed through to the individual members of the Modern Round, LLC in 2015. Therefore, no provision for tax benefits has been shown on the statement of operations for the year ended December 31, 2015. Further, any net operating losses arising from the operations of Nuvola, Inc. have been assumed to be effectively eliminated under IRS Section 382 limitations. As such, no material deferred tax asset existed at December 31, 2015.

We recorded a full valuation allowance against our deferred income tax assets and liabilities at December 31, 2016, as management determined that is not more likely than not that the net deferred tax assets would be utilized. See Note 16, Income Taxes in our consolidated financial statements that start on page F-1 of this Annual Report on Form 10-K, for related income tax disclosures.

Collaborative Arrangement

We entered into a Co-Venture Agreement with VirTra in January 2015. We evaluated the Co-Venture Agreement and determined that it is a collaborative arrangement under FASB ASC Topic 808 “Collaborative Arrangements” and that we are the principal participant. As the principal participant, we record costs incurred and revenue generated from third parties on a gross basis in the consolidated financial statements. We will reevaluate whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either role of the participants or the participants’ exposure to significant risks and rewards, dependent upon the ultimate commercial success of the endeavor.

On the effective date of the Co-Venture Agreement, we issued to VirTra, 1,676,748 shares of our common stock (as adjusted for the Merger conversion ratio), representing a 5% ownership in our company on the effective date. The agreement also provided for the grant to VirTra of a warrant to purchase 1,676,747 shares (as adjusted for the Merger conversion ratio), representing 5% of our common stock as of the effective date, and provided for additional shares to assure VirTra ownership of 1% of the outstanding shares of our common stock on a fully diluted basis. In calculating the compensation related to the warrant, we estimated the fair value on the date of grant to be $41,065 using the Black-Scholes model under the following assumptions: 2.87 year expected life; 1.34% risk free interest rate; zero dividend rate; and 82% expected volatility. Pursuant to Topic 505-50-30-11, we revalued the warrant at each reporting date until a measurement date is reached. VirTra met its performance goal under the warrant agreement on June 1, 2016, when we opened our Peoria, Arizona location. We reclassified the warrant liability to equity in June 2016, and VirTra exercised the warrant in October 2016.

Effects of Inflation

We do not believe that inflation had a material impact on us during the years ended December 31, 2016 and 2015.

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

Due to its inherent limitations, internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision and with the participation of our management, including our President and Chief Financial Officer, we evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control—Integrated Framework (2013). Based on such evaluation, our management concluded that our internal control over financial reporting was effective at December 31, 2016.

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

Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate due to changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth certain information regarding our directors and executive officers.

Name	Age	Position
Mitchell A. Saltz	64	Chairman of the Board
Barry M. Monheit	70	Vice Chairman of the Board
William R. Scheidhauer	49	President and Chief Operating Officer
Ronald L. Miller, Jr.	53	Vice President, Chief Financial Officer, and Secretary

Mitchell A. Saltz has served as Chairman of the Board of our company since December 2015. Mr. Saltz has been a principal of a predecessor and current subsidiary of our company, Modern Round, since February 2014. Mr. Saltz has served since October 2012 as Chairman of the Board of Quest Resource Holding Corporation, or Quest, a provider of management programs to reuse, recycle, and dispose of a wide variety of waste streams and recyclables and whose stock is listed on the Nasdaq Capital Market. Mr. Saltz served as Chairman of the Board and co-founder of one of Quest’s predecessors, Earth911, Inc., or Earth911, from its inception until October 2012. Mr. Saltz has served as a director of American Outdoor Brands Corporation (formerly Smith & Wesson Holding Corporation), a leading provider of firearms and quality products for the shooting, hunting, and rugged outdoor enthusiast, whose stock is listed on Nasdaq Global Select Market, since October 1998 and previously served as its Chairman of the Board and Chief Executive Officer from February 1998 through December 2003. Mr. Saltz has served as the Chairman and Managing Partner of Southwest Capital Partners, LLC, an investment banking firm, since 2009. Mr. Saltz founded SafT-Hammer in 1987, which developed and marketed firearm safety and security products designed to prevent the unauthorized access to firearms, which acquired Smith & Wesson Corp. from Tomkins, PLC in May 2001 and changed its name to American Outdoor Brands Corporation. We believe Mr. Saltz’s history as a founder of one of our predecessors and his financial, investment, and management experience provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

Barry M. Monheit has served as Vice Chairman of the Board of our company since December 2015. Mr. Monheit has been a principal of a predecessor and current subsidiary of our company, Modern Round, since February 2014. Mr. Monheit also has served as a director of Quest since October 2012. Mr. Monheit served as the President and Chief Executive Officer of Quest from October 2012 to July 2013 and as President, Chief Executive Officer, and director of one of Quest’s predecessors, Earth91l, from June 2011 to July 2013. Mr. Monheit has served as a director of American Outdoor Brands Corporation (formerly Smith & Wesson Holding Corporation), a leading provider of firearms and quality products for the shooting, hunting, and rugged outdoor enthusiast, whose stock is listed on Nasdaq Global Select Market, since February 2004 and as Chairman since October 2004. Mr. Monheit served as a financial and operational consultant from April 2010 to June 2011. From May 2009 to April 2010, Mr. Monheit was a Senior Managing Director of FTI Palladium Partners, a financial consulting division of FTI Consulting, Inc., a New York Stock Exchange-listed global advisory firm dedicated to helping organizations protect and enhance enterprise value in an increasingly complex legal, regulatory, and economic environment. Mr. Monheit was a consultant focusing on financial and operational issues in the corporate restructuring field from January 2005 to May 2009. From July 1992 to January 2005, Mr. Monheit was associated in various capacities with FTI Consulting, Inc., a business advisory firm that provides multidisciplinary solutions to complex challenges and opportunities, serving as the President of its Financial Consulting Division from May 1999 to November 2001. Mr. Monheit was a partner with Arthur Andersen & Co. from August 1988 to July 1992, serving as partner-in-charge of its New York Consulting Division and partner-in-charge of its U.S. Bankruptcy and Reorganization Practice. We believe Mr. Monheit’s history as a principal of a predecessor of our company, his extensive experience in financial and operational consulting gained as an executive of major restructuring firms, and his executive experience with major companies provide the requisite qualifications, skills, perspectives, and experience that make him well qualified to serve on our Board of Directors.

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

Corporate Governance

Committee Charters, Corporate Governance Guidelines

As of the date of this Annual Report on Form 10-K, we do not have a formal Audit Committee, Compensation Committee, or Nominations and Corporate Governance Committee. We completed a reverse merger transaction on December 31, 2015, which resulted in a change in control of our company and is described in more detail in our Current Report on Form 8-K filed with the SEC on January 7, 2016. We believe that the members of our Board of Directors are collectively capable of analyzing and evaluating our consolidated financial statements. In addition, we believe that at this stage, retaining an additional independent director who would qualify as an “audit committee financial expert” would be overly costly and burdensome and is not warranted in our circumstances, given the early stages of our development and the fact that we have only one eatertainment location with less than 12 months of operations.

Codes of Conduct and Ethics

Our Board of Directors has also adopted Corporate Governance Guidelines, a Code of Conduct, and a Code of Ethics for the CEO and Senior Financial Officers. We post on our website, at www.modernround.com our Corporate Governance Guidelines, Code of Conduct, and Code of Ethics for the CEO and Senior Financial Officers, and any amendments or waivers thereto; and any other corporate governance materials specified by SEC regulations. These documents are also available in print to any stockholder requesting a copy in writing from our Secretary at the address of our executive offices set forth in this Annual Report on Form 10-K. When we establish an Audit Committee, a Compensation Committee, and a Nominations and Corporate Governance Committee, we will post the charters of such committees on our website and we will make them available in print to any stockholder requesting a copy in writing from our Secretary at the address of our executive offices set forth in this Annual Report on Form 10-K.

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

Based solely upon our review of the copies of such forms received by us during fiscal 2016 and written representations that no other reports were required, we believe that each person who, at any time during such fiscal year, was a director, officer, or beneficial owner of more than 10 percent of our common stock complied with all Section 16(a) filing requirements during the year ended December 31, 2016.

ITEM 11.	EXECUTIVE COMPENSATION

The following table sets forth, for the fiscal years 2016 and 2015, information with respect to compensation for services to us earned by principal executive officer and our next most highly compensated executive officer.

Fiscal 2016 Summary Compensation Table

Name and Principal Position	Year	Salary (1)	Bonus (1)	Stock Awards	Option Awards (2)	All Other Compensation (3)	Total
William R. Scheidhauer, President and	2016	$182,690	$25,000	$—	$0	$6,610	$214,300
Chief Operating Officer (4)	2015	$94,790	$—	$—	$65,000	$1,750	$161,540

Ronald L. Miller, Jr., Vice President,	2016	$150,000	$—	$—	$0	$3,690	$153,690
Chief Financial Officer, and Secretary (5)	2015	$112,500	$—	$—	$45,000	$—	$157,500

Jeffrey I. Rassàs, President,	2016	$—	$—	$—	$—	$—	$—
Secretary, and Treasurer (6)	2015	$—	$—	$—	$—	$—	$—

(1)	The amounts in this column reflect the amounts earned during the fiscal year, whether or not actually paid during such year. Fiscal 2016 amounts reflect compensation earned from our company. Fiscal 2015 amounts reflect compensation earned from Modern Round before the Merger. Prior to the Merger, we did not compensate our executive officers.
(2)	The amounts in this column reflect the aggregate probable grant date fair value of option awards granted to our named executive officers during the fiscal year calculated in accordance with FASB ASC Topic 718, Stock Compensation. The valuation assumptions used in determining such amounts are described in the footnotes to our audited consolidated financial statements included in this Annual Report on Form 10-K filed for the fiscal year ended. The amounts reported in this column do not correspond to the actual economic value that may be received by our named executive officers from their option awards.
(3)	The named executive officers participate in certain group health, dental, and vision plans not disclosed in the Summary Compensation Table that are generally available to salaried employees and do not discriminate in scope, terms, and operation. The figure shown for each named executive officer is for 401k matching contributions.
(4)	Mr. Scheidhauer has served as President and Chief Operating Officer of our wholly owned subsidiary, Modern Round, since June 2015, and on December 31, 2015, in connection with the Merger, Mr. Scheidhauer was appointed our President and Chief Operating Officer. Fiscal 2016 amounts reflect compensation earned from our company. Fiscal 2015 amounts reflect compensation earned from Modern Round, before the Merger. Prior to the Merger, we did not compensate our executive officers.
(5)	Mr. Miller has served as Chief Financial Officer of our wholly owned subsidiary, Modern Round, since April 2015, and on December 31, 2015, in connection with the Merger, Mr. Miller was appointed our Vice President, Chief Financial Officer, and Secretary.
(6)	Mr. Rassàs served as President, Secretary, and Treasurer and as a director of our company from our company’s inception in November 2013 until December 31, 2015. Prior to the Merger, we did not compensate our executive officers. Mr. Rassàs resigned from his position as President, Secretary, and Treasurer and from his position as director, in connection with the Merger.

Outstanding Equity Awards at Fiscal Year-End 2016

The following table provides information regarding outstanding equity awards held by our executive officers at December 31, 2016.

	Option Awards								Stock Awards
	Number of Securities Underlying Unexercised Options (1)					Equity Incentive Plan Awards: Number of Securities Underlying Unexercised, Unearned Options	Option Exercise Price	Option Expiration Date	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested
Name	Grant Date	Exercisable		Unexercisable
William R. Scheidhauer	12/31/2015	184,151		736,606	(2)	—	$0.41	7/1/2025	—	—
President and Chief Operating Officer

Ronald L. Miller, Jr.	12/31/2015	306,919	(3)	—		—	$0.21	9/1/2024	—	—
Vice President, Chief Financial Officer, and Secretary	12/31/2015	306,919	(3)	—		—	$0.41	4/14/2025	—	—

Jeffrey I. Rassàs	—	—		—		—	—	—	—	—

(1)	All the options granted to our named executive officers were granted and are subject to the terms of our 2015 Incentive Stock Plan, as further described in this Annual Report on Form 10-K.
(2)	One-fifth of the total number of shares subject to the option vest and become exercisable on July 1, starting in 2016 and on each anniversary thereafter.
(3)	100% of the total number of shares vested on December 31, 2015.

Employment Agreements

As of December 31, 2016, we had not entered into employment agreements with any of our named executive officers.

Severance Agreements

On June 15, 2015, prior to the Merger, our wholly owned subsidiary, Modern Round, entered into a severance agreement with Mr. Scheidhauer, our President and Chief Operating Officer. Under the terms of the severance agreement, if Mr. Scheidhauer’s employment is terminated by us other than for cause, Mr. Scheidhauer will be entitled to receive (i) his base salary for a period of 12 months following such termination, (ii) a portion of the bonus earned by Mr. Scheidhauer for the period commencing on the first day of the fiscal year for which the bonus is calculated and ending on the date of termination, and (iii) all unvested stock-based compensation held by Mr. Scheidhauer will vest as of the date of termination. For purposes of the severance agreement, “cause” means any termination of Mr. Scheidhauer’s employment by us because of Mr. Scheidhauer engaging in an act or acts involving a crime, moral turpitude, fraud, or dishonesty, or Mr. Scheidhauer’s willfully violating in a material respect our Corporate Governance Guidelines, Code of Conduct, or any applicable Code of Ethics, including, without limitation, the provisions thereof relating to conflicts of interest or related party transactions. The severance agreement prohibits Mr. Scheidhauer from competing with our company for a period of 24 months following the termination of his employment by us other than for cause or upon resignation by Mr. Scheidhauer. The severance agreement also prohibits Mr. Scheidhauer from soliciting or hiring any person who is employed by or was employed by us within 12 months of the termination of Mr. Scheidhauer’s employment for the purpose of having any such employee engage in services that are the same as or similar or related to the services that such employee provided for our company.

On June 15, 2015, prior to the Merger, our wholly owned subsidiary, Modern Round, entered into a severance agreement with Mr. Miller, our Vice President, Chief Financial Officer, and Secretary. Under the terms of the severance agreement, if Mr. Miller’s employment is terminated by us other than for cause, Mr. Miller will be entitled to receive (i) his base salary for a period of 12 months following such termination, (ii) a portion of the bonus earned by Mr. Miller for the period commencing on the first day of the fiscal year for which the bonus is calculated and ending on the date of termination, and (iii) all unvested stock-based compensation held by Mr. Miller will vest as of the date of termination. For purposes of the severance agreement, “cause” means any termination of Mr. Miller’s employment by us because of Mr. Miller engaging in an act or acts involving a crime, moral turpitude, fraud, or dishonesty, or Mr. Miller’s willfully violating in a material respect our Corporate Governance Guidelines, Code of Conduct, or any applicable Code of Ethics, including, without limitation, the provisions thereof relating to conflicts of interest or related party transactions. The severance agreement prohibits Mr. Miller from competing with our company for a period of 24 months following the termination of his employment by us other than for cause or upon resignation by Mr. Miller. The severance agreement also prohibits Mr. Miller from soliciting or hiring any person who is employed by or was employed by us within 12 months of the termination of Mr. Miller’s employment for the purpose of having any such employee engage in services that are the same as or similar or related to the services that such employee provided for our company.

The foregoing description of the severance agreements is a summary only and does not purport to be a complete description of all the terms contained in the severance agreements and is subject to and qualified in its entirety by reference to the full text of the severance agreements attached to our Annual Report on Form 10-K that was filed with the SEC on March 30, 2016.

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

Director Compensation

We currently do not pay our non-employee directors for their service on our Board of Directors. We reimburse our non-employee directors for their cost of attending meetings. We provide health insurance benefits for certain of our directors. For the fiscal year ended December 31, 2016, all directors of our company received the compensation in the table below.

Name	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (1)		Total ($)
Mitchell A. Saltz	—	—	—	—	—	$26,325		$26,325
Barry M. Monheit	—	—	—	—	—	$23,500	(2)	$23,500

(1)	Consists of medical, dental, and vision coverage.
(2)	Includes reimbursements for additional health coverage.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth certain information regarding the beneficial ownership of our common stock as of March 15, 2017, for (i) each person known by us to be a beneficial owner of 5% or more of any class of our voting securities; (ii) each named executive officer and director; and (iii) all directors and executive officers as a group. As of March 15, 2017, we had 36,112,641 shares of common stock issued and outstanding.

For purposes of this table, a person or group of persons is deemed to have “beneficial ownership” of any shares of stock that such person has the right to acquire within 60 days of March 15, 2017. For purposes of computing the percentage of outstanding shares of our common stock held by each person or group of persons named above, any shares that such person or persons has the right to acquire within 60 days of March 15, 2017 is deemed to be outstanding, but is not deemed to be outstanding for computing the percentage ownership of any other person. The inclusion herein of any shares listed as beneficially owned does not constitute an admission of beneficial ownership. Unless otherwise identified, the address of our directors and officers is 7333 East Doubletree Ranch Road, Suite D-250, Scottsdale, Arizona 85258.

	Common Stock
Name of Beneficial Owner	Number		% of Total
Named Executive Officers and Directors:
William R. Scheidhauer	454,034	(1)	1.2%
Ronald L. Miller, Jr.	613,838	(2)	1.7%
Mitchell A. Saltz	27,190,347	(3)	70.2%
Barry M. Monheit	7,202,411	(4)	19.4%
All executive officers and directors as a group (four people)	35,460,630	(5)	86.8%

5% Stockholders
Stockbridge Enterprises, L.P.	25,962,670	(6)	67.0%
BK Entertainment, L.L.C.	7,199,911	(7)	19.4%
VirTra, Inc.	3,506,954	(8)	9.7%

(1)	Consists of (a) 269,883 shares of common stock issuable upon the conversion of a convertible promissory note, which may be converted within 60 days of March 15, 2017; and (b) vested options to purchase 184,151 shares of common stock, which are exercisable within 60 days of March 15, 2017.
(2)	Consists of options to purchase 613,838 shares of common stock, which are exercisable within 60 days of March 15, 2017.
(3)	Consists of (a) 23,335,854 shares of common stock owned by Stockbridge Enterprises, L.P., an entity controlled by Mr. Saltz; (b) 1,227,677 shares of common stock owned by VSRA Holdings, L.L.C., an entity controlled by Mr. Saltz; (c) an option to purchase 2,087,050 shares of common stock owned by Stockbridge Enterprises, L.P., which is exercisable within 60 days of March 15, 2017; and (d) 539,766 shares of common stock issuable upon the conversion of a convertible promissory note issued to Stockbridge Enterprises, L.P., which may be converted within 60 days of March 15, 2017.
(4)	Consists of (a) 2,500 shares of common stock owned by the Monheit Family Trust u/a dtd. 7/16/02, over which Mr. Monheit has voting and dispositive power; (b) 6,138,383 shares of common stock owned by BK Entertainment, L.L.C., an entity controlled by Mr. Monheit; (c) an option to purchase 521,762 shares of common stock owned by BK Entertainment, L.L.C., which is exercisable within 60 days of March 15, 2017; and (d) 539,766 shares of common stock issuable upon the conversion of a convertible promissory note issued to BK Entertainment, L.L.C., which may be converted within 60 days of March 15, 2017.
(5)	Consists of (a) vested options to purchase 3,406,801 shares of common stock, which are exercisable within 60 days of March 15, 2017; (b) 23,335,854 shares of common stock owned by Stockbridge Enterprises, L.P., an entity controlled by Mr. Saltz; (c) 1,227,677 shares of common stock owned by VSRA Holdings, L.L.C., an entity controlled by Mr. Saltz; (d) 6,138,383 shares of common stock owned by BK Entertainment, L.L.C., an entity controlled by Mr. Monheit; (e) 2,500 shares of common stock owned by the Monheit Family Trust u/a dtd. 7/16/02, over which Mr. Monheit has voting and dispositive power; and (f) 1,349,415 shares of common stock issuable upon the conversion of certain convertible promissory notes, which may be converted within 60 days of March 15, 2017.
(6)	Includes (a) an option to purchase 2,087,050 shares of common stock, which is exercisable within 60 days of March 15, 2017; and (b) 539,766 shares of common stock issuable upon the conversion of a convertible promissory note, which may be converted within 60 days of March 15, 2017. Mr. Saltz controls the investment decisions with respect to all such shares. Stockbridge Enterprises, L.P. is owned by a limited partnership in which Mr. Saltz owns an indirect interest. The address for Stockbridge Enterprises, L.P. is 7377 East Doubletree Ranch Road, Suite 200, Scottsdale, Arizona 85258.
(7)	Includes (a) an option to purchase 521,762 shares of common stock, which is exercisable within 60 days of March 15, 2017; and (b) 539,766 shares of common stock issuable upon the conversion of a convertible promissory note, which may be converted within 60 days of March 15, 2017. Mr. Monheit controls the investment decisions with respect to all such shares. The address for BK Entertainment, L.L.C. is 7333 East Doubletree Ranch Road, Suite D-250, Scottsdale, Arizona 85258.
(8)	Includes an option to purchase 153,459 shares of common stock, which is exercisable within 60 days of March 15, 2017. The address for VirTra, Inc. is 7970 South Kyrene Road, Tempe, Arizona 85284.

Securities Authorized for Issuance under Equity Compensation Plans

The following table sets forth information at December 31, 2016, with respect to shares of our common stock that may be issued under our 2015 Plan.

	(a)	(b)	(c)
Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (2)	Weighted- average exercise price of all outstanding options, warrants and rights (3)	Number of securities remaining available for issuance under equity compensation plans (excluding securities reflected in column (a)
Equity compensation plans approved by security holders (1)	5,336,927	$0.37	1,663,073
Equity compensation plans not approved by security holders	—	—	—

Total	5,336,927	$0.37	1,663,073

(1)	Consists of our 2015 Plan.
(2)	Consists of shares issuable upon the exercise of outstanding options to purchase shares of our common stock granted under our 2015 Plan.
(3)	Calculation excludes options to purchase 334,150 shares of common stock for which the exercise price is the price at which the company first sells stock to independent investors in a private placement.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Director Independence

Our Board of Directors has determined, after considering all the relevant facts and circumstances, that Messrs. Saltz and Monheit qualify as independent directors, as “independence” is defined by the listing standards of Nasdaq and by the SEC.

Related Party Transactions

Our Board of Directors, which consists entirely of independent directors, reviews and approves all related party transactions, including any contracts or other transactions with current or former executive officers of our company, such as consulting arrangements, employment agreements, change-in-control agreements, termination arrangements, and loans to employees made or guaranteed by our company. We have a policy that we will not enter any such transaction unless the transaction is determined by our Board of Directors to be fair to us or is approved by our Board of Directors or by our stockholders. Any determination by our Board of Directors is based on a review of the particular transaction, applicable laws and regulations, and policies of our company (including those set forth above under “Corporate Governance” or published on our website). As appropriate, our Board of Directors shall consult with our legal counsel.

In October 2016, VirTra exercised its warrant and purchased 1,676,747 shares of our common stock $0.20 per share. Additionally, we recorded expenses under the Co-Venture Agreement of $192,178 (including $90,047 in royalties) for fiscal 2016 and $669,675 for fiscal 2015. Certain of our directors have a minority interest in VirTra, which is a public company, and we share a common director.

In September 2016, we terminated the licensing agreement with Yael Rennert due to non-performance. Ms. Rennert is a niece of Mr. Saltz, the Chairman of the Board of our company.

In August 2016, we terminated our consulting agreement with the Hayjour Family LP, or Hayjour, due to non-performance. We cancelled 358,146 shares of common stock issued to Hayjour, an entity controlled by Jeffrey Rassas, our former President, Secretary, and Treasurer and a former director of our company.

On May 11, 2016, we entered into a Loan and Security Agreement, (or the “Loan Agreement”), through our wholly-owned subsidiary, Modern Round, Inc. (or “Modern Round”), with (i) Black Powder Management, L.L.C., a Nevada limited liability company (or “Black Powder”), and (ii) BK Entertainment LLC, an Arizona limited liability company (or “BK Entertainment”), and together with Black Powder, each, a Lender and collectively, Lenders. The principal of Black Powder serves on our Board of Directors and is an indirect stockholder of more than 10% of our company. The principal of BK Entertainment also serves on our Board of Directors, and BK Entertainment is a stockholder of more than 10% of our company. Pursuant to the Loan Agreement, Lenders agreed to make a revolving credit loan to Modern Round during the Commitment Period, in an aggregate principal amount at any one time outstanding not to exceed $1,500,000. The agreement calls for 5% interest to be paid monthly on the outstanding balance, beginning in June 2016, and through the termination date of June 30, 2018. The Lenders have the option to defer the termination date in one-year increments. During 2016, the Lenders agreed to defer interest payments until January 2017. In June 2016, the Lenders increased the available balance on the revolving line of credit to $2,000,000. In October 2016, the Lenders agreed to increase the available balance to $3,000,000.

During March 2016, we terminated an agreement for software development with a party in which our directors have a financial interest. The agreement provided for monthly payments through the project completion date of March 15, 2016. During the twelve months ended December 31, 2016 and 2015, we recorded expenses of $46,500 and $156,000, respectively, under this agreement. We reached a settlement with this vendor in July 2016 that resolved the vendor’s final $11,000 billing. Mr. Saltz, a director of our company, is a stockholder of the software development company.

During March 2016, we paid WorkWay BankForce $10,440 related to the hiring of our staff accountant. The Arizona market manager for WorkWay BankForce is the spouse of our Chief Financial Officer.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The aggregate fees billed to our company by Semple, Marchal & Cooper, LLP for the fiscal years ended December 31, 2016 and 2015:

	2016	2015
Audit Fees (1)	$112,243	$54,876
Audit-Related Fees (2)	3,453	34,306
Tax Fees (3)	5,580	863
All Other Fees (4)	—	—

Total	$121,275	$90,045

(1)	Audit fees consist of billings for professional services normally provided in connection with statutory and regulatory filings, including (i) fees associated with the audits of our consolidated financial statements and (ii) fees associated with our quarterly reviews.
(2)	Audit-related fees consist of billings for professional services for the review of SEC filings or other reports containing the audited financial statements, including merger related services.
(3)	Tax fees consist primarily of tax related advisory services.
(4)	All other fees for general advisory professional services, primarily related to research on accounting or other regulatory matters.

Audit Committee Pre-Approval Policies and Procedures

We currently do not have a formal audit committee and our Board of Directors approves all audit services, audit-related services, tax services, and other services provided by our independent registered public accounting firm. All the services provided by Semple, Marchal & Cooper, LLP described above were approved by our Board of Directors.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Financial Statement Schedules

1.	Consolidated Financial Statements are listed in the Index to Consolidated Financial Statements on page F-1 of this Annual Report on Form 10-K.

2.	Other schedules are omitted because they are not applicable, not required, or because required information is included in the Consolidated Financial Statements or notes thereto.

(b)	Exhibits

Exhibit No.	Exhibit

2.1	Separation and Distribution Agreement, dated as of August 25, 2014, by and between Bollente Companies, Inc. and Nuvola, Inc. (1)

2.2	Addendum No. 1 to Separation and Distribution Agreement, dated as of October 9, 2014, by and between Bollente Companies, Inc. and Nuvola, Inc. (1)

2.3*	Agreement and Plan of Merger, dated as of December 31, 2015, by and Among Nuvola, Inc.; Nuvola Merger Sub, LLC; and Modern Round, L.L.C. (2)

3.1(A)	Amended and Restated Articles of Incorporation of Modern Round Entertainment Corporation (3)

3.2(A)	Amended and Restated Bylaws of Modern Round Entertainment Corporation (2)

10.6**	Severance Agreement, dated as of June 15, 2015, by and between Modern Round, L.L.C. and William R. Scheidhauer (2)

10.7**	Severance Agreement, dated as of June 15, 2015, by and between Modern Round, L.L.C. and Ronald L. Miller, Jr. (2)

10.8**	2015 Incentive Stock Plan (2)

10.8(a)**	Form of Non-Qualified Stock Option Agreement (2)

10.8(b)**	Form of Incentive Stock Option Agreement (2)

10.8(c)**	Form of Restricted Stock Award Agreement (2)

10.9**	Form of Indemnity Agreement (2)

10.10†	Co-Venture Agreement, dated January 26, 2015, by and between Modern Round, L.L.C. and VirTra Systems, Inc. (2)

10.11	Loan and Security Agreement, dated as of May 11, 2016, by and among Modern Round, Inc., Black Powder Management, L.L.C., and BK Entertainment LLC (4)

10.11(A)	First Amendment to Loan and Security Agreement, dated as of June 30, 2016, by and among Modern Round, Inc., Black Powder Management, L.L.C., and BK Entertainment LLC (5)

14.1	Code of Conduct (2)

14.2	Code of Ethics for the CEO and Senior Financial Officers (2)

16.1	Letter of De Joya Griffith, LLC to the Securities and Exchange Commission dated July 10, 2015 (1)

16.2	Letter of Seale & Beers, CPAs to the Securities and Exchange Commission dated January 7, 2016 (2)

21.1	Subsidiaries of Modern Round Entertainment Corporation

24.1	Power of Attorney (included on the signature page of this Annual Report on Form 10-K)

31.1	Certification of Principal Executive Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

Exhibit No.	Exhibit

31.2	Certification of Principal Financial Officer required by Rule 13a-14(a) or Rule 15d-14(a) of the Securities Exchange Act of 1934, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Schedules have been omitted from this filing pursuant to Item 601(b)(2) of Regulation S-K. We agree to furnish supplementally a copy of any omitted schedule to the Securities and Exchange Commission upon request.
**	Management contract or compensatory arrangement.
†	Certain information in this exhibit has been omitted and filed separately with the Securities and Exchange Commission. Confidential treatment has been requested with respect to the omitted portions.
(1)	Incorporated by reference to the Registrant’s Amendment No. 5 to Registration Statement on Form S-1/A (Registration No. 333-199794) filed with the SEC on August 21, 2015.
(2)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on January 7, 2016.
(3)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on February 12, 2016.
(4)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on May 16, 2016.
(5)	Incorporated by reference to the Registrant’s Current Report on Form 8-K filed with the SEC on July 7, 2016.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

MODERN ROUND ENTERTAINMENT CORPORATION

Dated: April 14, 2017	By:	/s/ William R. Scheidhauer
William R. Scheidhauer
President and Chief Operating Officer

MODERN ROUND ENTERTAINMENT CORPORATION

Dated: April 14, 2017	By:	/s/ Ronald L. Miller, Jr.
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

Signature	Title	Date

/s/ William R. Scheidhauer William R. Scheidhauer	President and Chief Operating Officer (Principal Executive Officer)	April 14, 2017

/s/ Ronald L. Miller, Jr. Ronald L. Miller, Jr.	Vice President, Chief Financial Officer, and Secretary (Principal Financial and Accounting Officer)	April 14, 2017

/s/ Mitchell A. Saltz Mitchell A. Saltz	Chairman of the Board	April 14, 2017

/s/ Barry M. Monheit Barry M. Monheit	Vice Chairman of the Board	April 14, 2017

INDEX TO

CONSOLIDATED FINANCIAL STATEMENTS

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

Modern Round Entertainment Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheets of Modern Round Entertainment Corporation and Subsidiaries as of December 31, 2016 and 2015 and the related consolidated statements of operations, changes in stockholders’ equity (deficit), and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Modern Round Entertainment Corporation and Subsidiaries at December 31, 2016 and 2015, and the results of its operations, changes in stockholders’ equity (deficit) and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

/s/ Semple, Marchal & Cooper, LLP

Certified Public Accountants

Phoenix, Arizona

April 14, 2017

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	December 31, 2016	December 31, 2015
ASSETS
Current assets:
Cash and cash equivalents	$35,014	$823,541
Accounts receivable - related party	—	4,000
Accounts receivable - trade	35,473	—
Inventory	29,335	—
Prepaid expenses	48,978	292,508
Available for sale securities	84,000	300,000

Total current assets	232,800	1,420,049
Property and equipment, net	3,141,026	54,838
Construction in progress	—	360,126
Other assets	6,900	6,515

Total assets	$3,380,726	$1,841,528

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$539,725	$240,374
Accrued expenses	1,010,804	341,803
Warrant liability	—	74,595
Deferred revenue	126,483	—
Convertible note payable - short-term	775,000	25,000
Convertible notes payable - related parties - short-term	500,000	—
Notes payable - other	235,920	—

Total current liabilities	3,187,932	681,772
Long-term liabilities:
Convertible notes payable - long-term	1,875,000	775,000
Convertible notes payable - related parties - long-term	—	500,000
Deferred rent	247,308	36,380
Secured revolving line of credit - related parties	2,391,000	—

Total liabilities	7,701,240	1,993,152
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding as of December 31, 2016 and 2015, respectively	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 37,637,080 and 35,904,033 shares issued, 36,112,641 and 35,904,033 shares outstanding at December 31, 2016 and 2015, respectively	36,113	35,904
Additional paid-in capital	3,564,652	3,108,522
Accumulated deficit	(7,800,848)	(3,296,050)
Treasury stock at cost, 1,524,439 and 0 shares at December 31, 2016 and 2015, respectively	(120,431)	—

Total stockholders’ deficit	(4,320,514)	(151,624)

Total liabilities and stockholders’ deficit	$3,380,726	$1,841,528

The accompanying notes are an integral part of these consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENT OF OPERATIONS

	Years Ended December 31,
	2016	2015
Food and beverage revenues	$843,854	$—
Amusement and other revenues	553,081	8,000
Discounts and comps	(140,386)	—

Total revenue, net	1,256,549	8,000

Cost of food and beverage	204,477	—
Cost of amusement and other	5,611	—

Total cost of products	210,088	—
Operating payroll and benefits	744,382	—
Other store operating expenses	471,797	—
General and administrative expenses	3,195,230	2,651,156
Depreciation expense	304,637	4,773
Impairment of available for sale securities	216,000	—
Impairment of liquor licenses	—	68,393
Pre-opening costs	340,867	—

Total operating costs	5,483,001	2,724,322

Loss from operations	(4,226,452)	(2,716,322)

Interest expense	278,346	6,318

Net loss before income taxes	(4,504,798)	(2,722,640)

Provision for income taxes	$0	—

Net loss	$(4,504,798)	$(2,722,640)

Net loss per share
Basic and diluted	$(0.13)	$(0.08)

Weighted average common shares outstanding
Basic and diluted	35,742,727	32,575,117

The accompanying notes are an integral part of these consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (DEFICIT)

FOR THE YEARS ENDED DECEMBER 31, 2016 AND 2015

	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Treasury Stock	Total Stockholders’ Deficit
	Shares	Par Value
Balance, December 31, 2014	30,691,914	$30,692	$2,469,308	$(573,410)	$—	$1,926,590
Stock-based compensation - common stock	4,009,334	4,009	365,828	—	—	369,837
Stock-based compensation - stock options and warrants	—	—	256,989	—	—	256,989
Net loss for the year ended December 31, 2015	—	—	—	(2,722,640)	—	(2,722,640)
Result of merger effective December 31, 2015	1,202,785	1,203	16,397	—	—	17,600

Balance, December 31, 2015	35,904,033	35,904	3,108,522	(3,296,050)	—	(151,624)
Convertible promissory note and accrued interest converted to common stock	56,300	56	28,094	—	—	28,150
Stock-based compensation - stock options	—	—	38,896	—	—	38,896
Rescission of common stock issued to consultants	(1,524,439)	(1,524)	—	—	(120,431)	(121,955)
Warrant liability reclassified to equity	—	—	55,467	—	—	55,467
Warrant exercise	1,676,747	1,677	333,673	—	—	335,350
Net loss for the year ended December 31, 2016	—	—	—	(4,504,798)	—	(4,504,798)

Balance, December 31, 2016	36,112,641	$36,113	$3,564,652	$(7,800,848)	$(120,431)	$(4,320,514)

The accompanying notes are an integral part of these consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(4,504,798)	$(2,722,640)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	304,637	4,773
Deferred rent	210,928	36,380
Stock option expense	38,896	256,989
Stock issued and debt assumed in reverse merger	—	45,301
Amortization of VirTra shares and warrant	49,193	142,853
Net amortization of stock prepayment for professional fees	83,185	28,119
Accounts payable applied to warrant exercise	46,800	—
Accounts receivable - related parties - write-off	36,000	—
Impairment of liquor license	—	68,393
Impairment of available for sale securities	216,000	—
Changes in operating assets and liabilities:
Accounts receivable - related parties	(32,000)	(4,000)
Accounts receivable - trade	(35,473)	—
Inventory	(29,335)	—
Prepaid expenses	(29,931)	(19,048)
Other assets	(385)	(2,956)
Accounts payable	401,406	195,833
Accrued expenses	393,805	332,784
Accrued interest	278,346	6,318
Deferred revenue	126,483	—

Net cash used in operating activities	(2,446,243)	(1,630,901)

Cash flows from investing activities:
Purchase of available for sale securities	—	(300,000)
Construction in progress	—	(360,126)
Purchase of property and equipment	(2,896,834)	(50,317)

Net cash used in investing activities	(2,896,834)	(710,443)

Cash flows from financing activities:
Proceeds from related party secured revolving line of credit	2,391,000	—
Proceeds from related party convertible notes	—	500,000
Proceeds from warrant exercise	288,550	—
Proceeds from convertible notes	1,875,000	775,000

Net cash provided by financing activities	4,554,550	1,275,000

Net decrease in cash and cash equivalents	(788,527)	(1,066,344)
Cash and cash equivalents at beginning of period	823,541	1,889,885

Cash and cash equivalents at end of period	$35,014	$823,541

Supplemental disclosure of cash flow information:
Cash paid during period for interest	$—	$—

Cash paid during period for income taxes	$—	$—

The accompanying notes are an integral part of these consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,
	2016	2015
Non-cash investing and financing activities:
- Stock-based compensation - options and warrants	$38,896	$256,989

- Reclassification of warrant liability to equity	$55,467	$—

- Property and equipment purchases in accounts payable and accrued expenses	$133,865	$—

- Accounts payable converted to notes payable	$235,920	$—

- Common stock issued to VirTra for services	$—	$136,579

- Common stock issued in reverse merger	$—	$17,600

- Assumption of note and accrued interest	$—	$27,701

- Convertible promissory note and accrued interest converted to common stock	$28,150	$—

- Equity issued for professional service fees	$—	$233,259

- Rescission of common stock issued to consultants	$121,955	$—

The accompanying notes are an integral part of these consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Description of the Business and Summary of Significant Accounting Policies

The accompanying consolidated financial statements include the accounts of Modern Round Entertainment Corporation (formerly Nuvola, Inc.), and its subsidiaries, Modern Round, Inc., MR Peoria, LLC, and MR Las Vegas, LLC (collectively, “we,” “us,” “our,” or “our company”).

We were incorporated in Nevada in November 2013 under the name Nuvola, Inc. Prior to November 24, 2014, we operated as a subsidiary of Bollente Companies, Inc. (“Bollente”), a company specializing in the manufacturing and sale of high-quality, wholehouse, electric tankless water heaters. On November 24, 2014, Bollente spun off our company by declaring a dividend of the shares of our common stock to the Bollente stockholders. Because of the dividend, we became a company independent of Bollente.

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

Under the terms of the Merger Agreement, we agreed to acquire (through a reverse merger transaction) all the issued and outstanding membership units of Modern Round, L.L.C., including membership units issuable upon the conversion of convertible promissory notes outstanding, in exchange for 34,701,248 shares of our common stock. Through the merger, we assumed a $25,000 convertible promissory note and $2,701 in corresponding accrued interest, that was converted during 2016. See Note 12, Stockholders’ Deficit for details on the conversion.

On February 11, 2016, we filed Amended and Restated Articles of Incorporation (“Restated Articles”), with the Secretary of State of Nevada, and the Restated Articles became effective. Our Restated Articles (i) changed the name of our company from “Nuvola, Inc.” to “Modern Round Entertainment Corporation,” (ii) increased the number of authorized shares of our common stock from 100,000,000 to 200,000,000, (iii) created a classified Board of Directors, and (iv) opted into certain anti-takeover statutes under Nevada law.

Operations

Our principal operations focus on securing and developing suitable sites for, and implementing a combined dining and entertainment concept centered around, an indoor simulated shooting experience. We expect that we will continue to secure, develop, and operate sites for our entertainment concept initially in North America. We opened our first, and currently only, location in Peoria, Arizona, on June 1, 2016.

We conduct our operations through Modern Round, Inc. and its wholly owned subsidiaries, MR Peoria, LLC and MR Las Vegas, LLC. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements included herein have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”).

For accounting purposes, the merger transaction discussed above was accounted for as a reverse acquisition, with Modern Round, Inc. (formerly, Modern Round, L.L.C.), as the acquirer. These consolidated financial statements represent a continuation of the financial statements of Modern Round, Inc., with one adjustment, which is to retroactively adjust the legal capital of Modern Round, Inc. to reflect the legal capital of Modern Round Entertainment Corporation (formerly, Nuvola, Inc.). Comparative information presented in these consolidated financial statements has been retroactively adjusted to reflect the legal capital of our company.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. We opened our first operating unit during the year ended December 31, 2016, which resulted in expanded revenue and expense reporting on the Consolidated Statements of Operations. We reclassified prior year expenses, $74,879 of Research and Development expense and $1,007,303 of Software Development expense, to General and Administrative on the current period financial statement presentation. The change on the 2015 classification does not affect previously reported cash flows from operations in the Consolidated Statement of Cash Flows, and had no effect on the previously reported net loss in the Consolidated Statements of Operations, for any period.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Description of the Business and Summary of Significant Accounting Policies (continued)

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

We use significant estimates in the valuation of share-based payments, available-for-sale securities, depreciable lives and the carrying value of property and equipment, and our estimated market value per share.

Cash and Cash Equivalents

We consider all highly liquid instruments, with a maturity of three months or less at the time of purchase, to be cash equivalents. Financial instruments that subject us to potential concentrations of credit risk consist of cash and cash equivalents. We maintain our cash in bank accounts, which at times may exceed federally insured limits. At December 31, 2016 and 2015, we had uninsured cash and cash equivalents exceeding the federally insured limit in the approximate amount of $0 and $622,000, respectively.

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

Deferred revenue consists of membership fee revenue, gift card sales, and banquet event sales deposits received. Membership fees are due annually and are not refundable. We recognize membership fee revenue ratably over 12 months, starting in the month the fees are received. We record gift card sales and event sales deposits as deferred revenue and recognize the sales revenue when the gift cards and event deposits are utilized by our guests. We did not record gift card breakage income at December 31, 2016, as we do not have sufficient purchase and utilization history to use as a basis for a breakage policy. Banquet event deposits are generally non-refundable, although guests can re-schedule their events with sufficient notice. We expect that our guests will utilize their deposits or that we will retain any unused deposits. We recorded ancillary licensing revenue of $32,000 and $8,000 for the years ending December 31, 2016 and 2015, respectively.

Earnings (Loss) per Share

We follow FASB Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, to calculate earnings or loss per share. We compute basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect for both 2016 and 2015 would be anti-dilutive. These potentially dilutive securities include options, warrants, and convertible promissory notes.

Accounts Receivable

We record receivables at the amount we expect to collect. We charge earnings and credit the valuation allowance account for uncollectible amounts based on our estimates. Balances are written off as a charge to the valuation allowance and a credit to accounts receivable once all reasonable collection efforts have been made. We consider the following factors when determining collectability of specific accounts for licencees or guests: credit-worthiness, past history, current economic industry trends, and changes in payment terms. We review balances that are past due more than 90 days and other higher risk amounts individually for collectability. In September 2016, we expensed the remaining related party receivable balance of $36,000 from our licensee, as we had exhausted all our collection efforts. There were no allowances for uncollectible bad debt at December 31, 2016 and 2015.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Description of the Business and Summary of Significant Accounting Policies (continued)

Earnings (Loss) per Share (continued)

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	December 31,
	2016	2015
Anti-dilutive securities excluded from diluted loss per share:
Stock options	5,336,927	5,186,927
Warrants	—	1,676,747
Shares issuable upon conversion of convertible promissory notes including accrued interest	8,201,695	3,180,562

Total	13,538,622	10,044,236

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

The following sets forth the classes of assets and liabilities measured at fair value on a recurring basis at December 31, 2016 and 2015, using quoted prices in active markets for identical assets (Level 1), significant other observable inputs (Level 2), and significant unobservable inputs (Level 3):

December 31, 2016

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total December 31, 2016
Available for sale securities	$—	$84,000	$—	$84,000

December 31, 2015

	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total December 31, 2015
Available for sale securities	$—	$300,000	$—	$300,000
Warrant liability	$—	$—	$74,595	$74,595

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Description of the Business and Summary of Significant Accounting Policies (continued)

Fair Values of Financial Assets and Liabilities (continued)

The following sets forth a reconciliation of the opening and closing balances for liabilities measured at fair value on a recurring basis using significant unobservable inputs (Level 3) during the years ended December 31, 2016 and 2015:

	Activity for the years ended December 31,
	2016	2015
Warrant Liability
Beginning balance	$74,595	$—
Grant date valuation	—	41,065
Change in valuation	(19,128)	33,530
Reclassification to equity	(55,467)	—

Ending balance	$—	$74,595

Collaborative Arrangement

On January 16, 2015, we entered into a Co-Venture Agreement (the “Co-Venture Agreement”) with VirTra, Inc. (“VirTra”), a Texas corporation. We have evaluated the Co-Venture Agreement and have determined that it is a collaborative arrangement under FASB ASC Topic 808, Collaborative Arrangements, and that we are the principal participant. Thus, we record costs incurred and third party generated revenue on a gross basis in the financial statements. We reevaluate whether this and any other arrangement qualifies, or continues to qualify, as a collaborative arrangement whenever there is a change in the roles of the participants or the participants’ exposure to significant risks and rewards that are dependent on the ultimate commercial success of the endeavor. Virtra owns approximately 9.3% of the issued and outstanding shares of our common stock.

We have created an entertainment concept centered around an indoor simulated shooting entertainment experience, coupled with restaurant and bar service (the “Concept”). VirTra owns or controls rights to certain software and technology relating to firearms simulation training that assisted in the development and operation of the Concept. We formalized an arrangement with VirTra, through the Co-Venture Agreement, under which both parties collaborate on developing and operating the software and technology relating to firearms simulation training for the Concept.

Pursuant to the Co-Venture Agreement, VirTra develops and integrates certain scenarios and customizations using its software and software developed by Noma Technologies, LLC (“Noma”), an unrelated third party (the “Project”). We retain the rights to the Noma software, and VirTra retains the rights to its existing and future scenarios and customizations.

Pursuant to the Co-Venture Agreement, VirTra granted us an exclusive, non-transferrable, royalty-bearing right and license to use and distribute the VirTra software, including all scenarios and customizations in locations to operate the Concept. Additionally, pursuant to the terms of the Co-Venture Agreement, we granted VirTra a non-exclusive and non-transferrable right and license to use the Noma software to complete the Project under the Co-Venture Agreement. See Note 6, Commitments and Contingencies; Note 11, Related Party Transactions; and Note 12, Stockholders’ Deficit for impacts that relate to this agreement.

Investments

We determine the appropriate classification of our investments in equity securities at the time of acquisition and reevaluate such determinations at each balance sheet date. We classify investments in equity securities that are bought and held, principally for selling them in the near term, as trading securities. We report trading securities at fair value, with the unrealized gains and losses recognized in earnings. We had no trading securities at December 31, 2016 and 2015.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Description of the Business and Summary of Significant Accounting Policies (continued)

Investments (continued)

We classify investments in equity securities not classified as trading, as available for sale, and carry them at fair value, with any unrecognized gains and losses, net of tax, included in the determination of other comprehensive income (loss) and reported in stockholders’ deficit. We review our investments in equity securities classified as available for sale at each reporting period to determine if there has been an other-than-temporary decline in fair value.

This evaluation is based upon several factors, including stock price performance, financial condition, and near-term prospects of the issuer, as well as our intent and ability to retain the investment for a period sufficient to allow for any anticipated recovery in market value and any subsequent sales. We record other-than-temporary impairments of available for sale equity securities as an impairment expense on the statement of operations.

During the year ended December 31, 2016, we determined that our investment in Bollente equities had an other-than-temporary impairment. We recorded $216,000 in impairment expense on the statement of operations for the other-than-temporary decline in fair value.

Construction in Progress

We capitalize material design, planning, permitting, construction, furnishing, and equipping costs at cost. We aggregate such costs in construction in progress on the balance sheets until the location has secured all applicable operating permits and is open to the public. We reclassify the construction in progress costs to the appropriate asset categories and calculate depreciation expense once operations commence at a location. There was no construction in process balance at December 31, 2016. Construction in progress at December 31, 2015 was related to development of our Peoria, Arizona location that opened in June 2016.

Property and Equipment

We record property and equipment at cost. We provide for depreciation on the straight-line basis over the estimated useful lives of the assets, or for leasehold improvements, over the shorter of the estimated useful life or the remaining lease term. Estimated useful lives of property and equipment range from three to ten years, see Note 5, Property and Equipment, Net. We expense maintenance and repairs that neither materially add to the value of the property nor appreciably prolong its life. We capitalize expenditures that materially increase the useful lives of property and equipment as incurred. We review all capitalized assets for impairment whenever events or changes in circumstances indicate that the carrying amounts of an asset group may not be recoverable. We measure recoverability of assets by a comparison of the carrying amount of an asset with future net cash flows expected to be generated by the asset group. If such assets are determined to be impaired, we measure the impairment by the difference between the carrying amount and the fair value of the assets. We determine fair value based on discounted cash flows or appraised values, depending on the nature of the asset.

Advertising Costs

We expense advertising costs as incurred. Advertising cost for the years ended December 31, 2016 and 2015, was $76,058 and $5,911, respectively.

Software Development Costs

We expense all costs incurred to establish the technological feasibility of a software product to be sold, leased, or otherwise marketed, as incurred. We establish the technological feasibility of a software product when we have completed all planning, designing, coding, and testing activities that are necessary to establish that the product can be produced to meet its design specifications, including functions, features, and technical performance requirements.

We capitalize costs incurred for producing product masters, including coding and testing costs, after establishing technological feasibility. Capitalization of software costs cease when the product is available for use by customers. At each balance sheet date, we compare the unamortized capitalized costs of a software product with the net realizable value of that product. We write off the amount by which the unamortized capitalized costs of a software product exceed the net realizable value of that asset. At December 31, 2016 and 2015, we had no capitalized software development costs. Our research and development cost, including software development, for the years ended December 31, 2016 and 2015, was $777,812 and $1,082,182, respectively, and is included in General and Administrative Expense on the Consolidated Statements of Operations.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Description of the Business and Summary of Significant Accounting Policies (continued)

Inventory

Inventory consists of products used for food and beverage sales, and are stated at the lower of cost (first-in, first-out) or market.

Transaction Privilege Taxes

We present governmental authorities’ transaction based taxes in the statement of operations on a net basis, excluded from revenue. These taxes consist of state and city transaction privilege taxes (TPT) and use taxes. TPT is collected from our guests based on the applicable tax rates and sales transaction totals. The amounts are posted to the balance sheet as a liability. We calculate our TPT liability monthly, and expense any TPT under collections directly to expense. We are also liable for use taxes on inventory items that are used for internal purposes. Use tax is calculated and accrued monthly.

Liquidity

We had a working capital deficit of $2,955,132 and a working capital surplus of $738,277 at December 31, 2016 and 2015, respectively. Net cash outflows from operations for the years ended December 31, 2016 and 2015, were $2,446,243 and $1,630,901, respectively. Major cash uses during the years ended December 31, 2016 and 2015, were pre-opening expenses, purchases of property and equipment and operating costs for our Peoria, Arizona location, and general and administrative expenses.

We anticipate incurring additional expenses to pursue our business operations through fiscal 2017. We anticipate incurring increased capital expenditures in relation to opening additional locations, incurring increased sales, marketing, and operating expenses in line with our operational growth, and incurring increased research and development costs to continue to develop our entertainment concept, products, and technology. Our plans will require substantially more cash to operate, depending upon how quickly we open additional entertainment facilities and the sales volume generated by those additional locations. However, if funding is not obtained and sales do not generate sufficient cash flow, we will adjust our strategy and business plans accordingly.

To date, we have been highly dependent upon funding from related parties and convertible debt offerings to support our operations, and anticipate we will need additional funding to support our business for at least the next 12 to 24 months. Given our current operations, traditional debt financing from banking sources may be difficult to obtain, and we may have to continue to rely on equity or debt investments from non-banking sources. We will also need to obtain additional financing, which may come through private placement offerings or possibly from the public equity markets. There can be no assurance as to the availability or terms upon which such financing and capital might be available, if at all. We currently plan to meet future cash needs, beyond our cash reserves, through cash from operations, line of credit, and selling debt and equity securities in the public and private securities markets.

Stock-Based Compensation

We expense all share-based payments to employees, including grants of employee stock options, based on their estimated fair values at the grant date, in accordance with ASC 718, Stock Compensation. We record compensation expense for stock options over the vesting period using the estimated fair value on the date of grant, as calculated using the Black-Scholes model.

We record compensation cost on a straight-line basis over the requisite service period for the entire award, unless vesting occurs earlier, for awards with service only conditions that have graded vesting schedules. Significant inputs in this model include our company’s estimated market value per share, expected term, and expected volatility. We determine expected term under the simplified method using a weighted average of the contractual term and vesting period of the award. In estimating expected volatility, we utilize the historical information of a similar publicly traded entity, taking into consideration the industry, stage of life cycle, size, and other factors that are deemed relevant. We account for non-employee stock-based compensation based on the fair value of the related options or warrants using the Black-Scholes model, or the fair value of the goods or services on the grant date, whichever is more readily determinable.

Option holders must send an exercise notice to our corporate office, via certified mail or via hand delivery, to exercise their option to purchase shares of our common stock. The notice must include specific information and warranties as noted in the holder’s option agreement, along with payment of the exercise price. Options are considered exercised after (1) we receive the notice and the exercise price amount and (2) the option holder pays, or makes other arrangements that are satisfactory to our directors to pay, any applicable state or federal withholding requirements. Our directors approve the issuance of shares of common stock once the exercise requirements have been met. We issue treasury shares, if available at the time of exercise, but we generally issue new shares of our common stock at the time of exercise.

Income Taxes

We compute income taxes using the asset and liability method in accordance with FASB ASC Topic 740, Income Taxes. Under the asset and liability method, we determine deferred income tax assets and liabilities based on differences between financial reporting and tax bases of assets and liabilities and measure them using currently enacted tax rates and laws. We provide a valuation allowance for deferred tax assets, that, based on available evidence, are not expected to be realized. We first analyze all tax positions to determine whether the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of any related appeals or litigation processes. After the initial analysis, we measure the tax benefit as the largest amount that is more than 50 percent likely of being realized upon ultimate settlement.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Description of the Business and Summary of Significant Accounting Policies (continued)

Income Taxes (continued)

If we are required to pay interest on the underpayment of income taxes, we recognize interest expense in the first period the interest becomes due under the provisions of the relevant tax law. If we are subject to payment of penalties, we recognize an expense for the statutory penalty in the period when the position is taken on the income tax return. If the penalty was not recognized in the period when the position was initially taken, the expense is recognized in the period when we change our judgment about meeting minimum statutory thresholds related to the initial position taken.

Our deferred income tax assets and liabilities were fully reserved at December 31, 2016. We did not record an income tax provision or any deferred income tax items on the consolidated financial statements since they are fully reserved. See Note 16, Income Taxes for related income tax disclosures.

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-9 Revenue from Contracts with Customers (Topic 606), an accounting standard that supersedes the revenue recognition requirements in Topic 605, Revenue Recognition. The core principle of the new guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. New disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers are also required. The effective date of the new standard was deferred by one year by ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of Effective Date. This accounting guidance will be effective for public business entities in annual financial reporting periods beginning after December 15, 2017. ASU 2014-9 may be applied retrospectively (a) to each reporting period presented or (b) with the cumulative effect in retained earnings at the beginning of the adoption period. In January 2017, the FASB issued ASU 2017-03, which provides clarifications relating to the accounting standards updates noted above. We will adopt the amendments in this standard’s update for the year ending December 31, 2018. In the fourth quarter of 2017, we will determine whether we will elect to show the changes retrospectively or through current-year retained earnings. We do not anticipate that the update, once adopted, will have a material impact on our financial statements.

In August 2014, the FASB issued ASU 2014-15, Disclosure of Uncertainties About an Entity’s Ability to Continue as a Going Concern. The amendments require management to perform interim and annual assessments of an entity’s ability to continue as a going concern and provide guidance on determining when and how to disclose going concern uncertainties in the financial statements. The standard applies to all entities and will be effective for annual and interim reporting periods ending after December 15, 2016, with early adoption permitted. We adopted this pronouncement in the fourth quarter of 2016, and have updated our going concern disclosure in accordance with the accounting guidance for the year ended December 31, 2016.

In November 2015, the FASB issued ASU 2015-17, Income Taxes – Balance Sheet Classification of Deferred Taxes. The pronouncement calls for deferred tax assets and liabilities to be classified as non-current on a classified balance sheet. The pronouncement also calls for deferred tax assets and liabilities from the same taxing authority and business component to be offset and shown as one net balance. For public business entities, the amendments in this update will be effective for financial statements issued for annual periods beginning after December 15, 2016, and interim periods within those annual periods, with early adoption permitted. We have early adopted this pronouncement, which is reflected in these consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments, which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income (other than those accounted for under equity method of accounting or those that result in consolidation of the investee). The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We plan on adopting the amendments in this pronouncement for the first quarter of 2018, and do not anticipate that the adoption will have a material impact on our financial statements. We sold our investment after December 31, 2016 (see Note 17, Subsequent Events), and do not anticipate acquiring equity investments in the near-term future.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Description of the Business and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In February 2016, the FASB issued ASU 2016-02, Leases. The update calls for leases to be classified as finance or operating leases with both types requiring the recording of a lease-related asset and liability. In addition, finance lease principal payments are to be classified as financing activity on the statement of cash flows and variable lease payments and interest are to be classified as operating activities. The amendments in this update are effective for fiscal years beginning after December 31, 2018 for public entities, with early adoption allowed. In January 2017, the FASB issued ASU 2017-03, which contained refinements to the treatment called for under 2016-02. We are currently evaluating the impact of this new guidance and are presently unable to determine if adoption of these amendments will have a material effect on our consolidated financial statements. Upon adoption, we will need to create a right of use asset and an operating lease liability account, and reclassify our deferred rent balance to the appropriate accounts. We will also need to reclassify how certain rent costs, deferred rent amortization, and rent payments are presented on the Consolidated Statement of Operations and the Consolidated Statements of Cash Flows. We are considering early adoption of this update in 2017, and will make our determination primarily based on whether we sign new leases in the upcoming year and whether the impact on our consolidated financial statements is determined to be material.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20) Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in this update prescribe that liabilities related to the sale of stored-value products within the scope of the update are financial liabilities. The update also provides a narrow scope exception to the guidance in Subtopic 405-20 to require that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606, Revenue from Contracts with Customers. The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, with early adoption allowed. We plan to implement this pronouncement in late 2017, when we should have sufficient redemption history that can be used as an estimate in establishing our breakage calculation methodology. At December 31, 2016, we have not recognized any gift card breakage income.

In March 2016, the FASB issued ASU 2016-09, Compensation – Stock Compensation (Topic 718) Improvements to Employee Share-Based Payment Accounting. The amendments in this update simplify accounting for income taxes and several other areas related to employee share-based compensation. The update prescribes that companies can elect to estimate forfeitures or account for them as they occur. The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017, with early adoption allowed. We have elected to account for forfeitures as they occur, which had no material impact on our consolidated financial statements for the year ended December 31, 2016.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments – Credit Losses (Topic 326). The amendments in this update replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2019. In January 2017, the FASB issued corrections via ASU 2017-03, that allows for early adoption for years beginning after December 15, 2018, and provides refined guidance on how to record credit losses upon adoption of the amendments. We have reviewed these pronouncements and we do not anticipate that there will be a material impact on our consolidated financial statements when the pronouncement becomes effective. At December 31 , 2016, we had one significant asset that was subject to credit losses, that was sold after year-end. Early adoption would be considered in 2018 if we were to obtain new financial instruments in 2017 and 2018.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230) Classification of Certain Cash Receipts and Cash Payments. The amendments in this update provide specific guidance on cash flow classification for eight distinct types of cash receipts. The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017. The amendments can be adopted early; however, we have not elected early adoption. We have reviewed the pronouncement and we do not anticipate that there will be a material impact on our consolidated financial statements when the pronouncement becomes effective.

In October 2016, the FASB issued ASU 2016-16, Income Taxes (Topic 740) – Intra-Entity Transfers of Asset Other Than Inventory. The amendments in this update eliminate the exception for an intra-entity transfer of an asset other than inventory. The amendments allow for the recognition of income tax consequences at the time of transfer, as opposed to when an asset is sold to a third-party. For public business entities, the amendments in this update are effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those annual reporting periods. Early adoption is permitted for all entities as of the beginning of an annual reporting period for which financial statements (interim or annual) have not been issued or made available for issuance. The amendments in this update should be applied on a modified retrospective basis through a cumulative-effect adjustment directly to retained earnings as of the beginning of the period of adoption. We are not electing early adoption for this pronouncement and we do not anticipate that the pronouncement will have a material impact on our consolidated financial statements when it becomes effective.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 1

Description of the Business and Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810) – Interests Held through Related Parties That Are under Common Control. This pronouncement amends the consolidation guidance on how a reporting entity that is the single decision maker of a Variable Interest Entity (VIE) should treat indirect interests in the entity held through related parties that are under common control with the reporting entity when determining whether it is the primary beneficiary of that VIE. The amendments are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. Early adoption is permitted, including adoption in an interim period. If an entity adopts the amendments early during an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. Entities that have not yet adopted the amendments in update 2015-02 are required to adopt the amendments in the update at the same time they adopt the amendments in update 2015-02 and should apply the same transition method elected for the application of update 2015-02. Entities that already have adopted the amendments in update 2015-02 are required to apply the amendments in the update retrospectively to all relevant prior periods beginning with the fiscal year in which the amendments in Update 2015-02 initially were applied. We are not electing early adoption of this pronouncement and do not anticipate that it will have a material impact on our consolidated financial statements when it becomes effective.

In January 2017, the FASB issued ASU 2017-03, Accounting Changes and Error Corrections (Topic 250) and Investments – Equity Method and Joint Ventures (Topic 323). This pronouncement amends the SEC’s reporting requirements for public filers in regard to new accounting pronouncements or existing pronouncements that have not yet been adopted. Companies are to provide qualitative disclosures if they have not yet implemented an accounting standards update. Companies should disclose if they are unable to estimate the impact of a specific pronouncement, and provide disclosures including a description of the effect on accounting policies that the registrant expects to apply. These provisions apply to all pronouncements that have not yet been implemented by registrants. There are additional provisions that relate to corrections to several other prior FASB pronouncements. We have incorporated language into our other recently issued accounting pronouncement notes, where relevant for the corrections in FASB ASU 2017-03. We are implementing the updated SEC requirements on not yet adopted accounting pronouncements with these consolidated financial statements.

In January 2017, the FASB issued ASU 2017-04, Intangibles – Goodwill and Other (Topic 350). The amendments in this pronouncement, simplify how an entity is required to test goodwill for impairment by eliminating Step 2 from the goodwill impairment test. Step 2 measures a goodwill impairment loss by comparing the implied fair value of a reporting unit’s goodwill with the carrying amount of that goodwill. The amendments in this pronouncement are to be adopted by SEC filing companies for its annual or any interim goodwill impairment tests in fiscal years beginning after December 15, 2019. We are uncertain if this amendment will have a material impact on our consolidated financial statements when this pronouncement becomes effective. We will assess our results in future years to determine if we acquire any goodwill that would be effected by this amendment.

Other than as noted above, we have not implemented any pronouncements that had a material impact on the consolidated financial statements, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or results of operations.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 2

Accounts Receivable - Trade

At December 31, 2016 and 2015, trade accounts receivable consisted of the following:

	December 31, 2016	December 31, 2015
Accounts receivable - credit card revenues	$27,771	$—
Accounts receivable - Groupon	7,702	—

Total trade receivables	$35,473	$—

Note 3

Inventory

At December 31, 2016 and 2015, inventory consisted of the following:

	December 31, 2016	December 31, 2015
Food products	$9,632	$—
Liquor products	8,962	—
Beer products	2,319	—
Wine products	8,422	—

Total Inventory	$29,335	$—

Note 4

Prepaid Expenses

At December 31, 2016 and 2015, prepaid expenses consisted of the following:

	December 31, 2016	December 31, 2015
Prepaid insurance	$22,070	$9,834
Prepaid licenses	1,018	—
Prepaid rent	19,184	9,213
Prepaid services - VirTra	—	68,321
Prepaid services - other	6,706	205,140

	$48,978	$292,508

Prepaid services – other primarily included costs for consulting agreements with a service period spanning 2015 and 2016. The costs were expensed through August 2016, at which point the agreements were terminated. See Note 12, Stockholders’ Deficit, for further details.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 5

Property and Equipment, Net

At December 31, 2016 and 2015, property and equipment, net consisted of the following:

	December 31, 2016	December 31, 2015	Estimated Useful Lives (in years)
Leasehold improvements	$1,915,921	$57,727	5 - 10
Audio/Visual equipment	454,382	—	4
Computers and IT related	109,260	1,884	3 - 5
Furniture and fixtures	349,757	—	5 - 7
Kitchen equipment	442,851	—	7
Replica firearms	178,265	—	3

Subtotal	3,450,436	59,611
Less: accumulated depreciation	(309,410)	(4,773)

Total	$3,141,026	$54,838

Depreciation expense was $304,637 and $4,773 for the years ended December 31, 2016 and 2015, respectively.

Note 6

Commitments and Contingencies

Co-Venture Agreement

The Co-Venture Agreement provides for a 7% royalty payment to VirTra based on gross revenue. The royalty commenced on June 1, 2016 with the opening of our Peoria, Arizona location. The agreement also provides for minimum royalty payments of $280,000, $560,000, and $840,000 (thereafter), for each subsequent 12-month period following the opening of the first location in the United States or Canada, and separate minimum royalty payments, following the opening of the first location outside of the United States and Canada, each based on sales in each of the respective territories.

Our exclusive license is conditional upon achieving certain milestones. We were required to open a location in the United States or Canada within 24 months, and are required to open an international location within five years of the execution of the Co-Venture Agreement. Additionally, we must meet the minimum royalty payments noted when they become effective. We achieved the United States or Canada milestone with the opening of our Peoria, Arizona location in June 2016.

We assumed all development costs under the Co-Venture Agreement. During the years ended December 31, 2016 and 2015, we recorded software development costs under the Co-Venture Agreement in the amount of $102,131 and $669,675, respectively.

Leases

We formed a wholly owned Arizona limited liability company, MR Peoria, LLC, to conduct operations at our first location. The lease for our Peoria, Arizona location commenced on November 1, 2015 and has a term of 10 years. The lease provides for five free months and then escalating monthly payments from approximately $9,200 to $23,000. In addition, the lease provides for a tenant allowance for leasehold improvements of $10 per square foot, payable in installments upon 50% completion of our buildout, and 50% upon completion of the project and submittal of all releases from our general contractor. The tenant allowance payments are recorded to deferred rent and are being amortized, as a reduction to rent expense, from the date they are received through the expiration of the lease period. Leasehold improvements at the location are being amortized from the date they are placed in service, through the earlier of their useful lives or the end of the 10-year lease term.

We amended our corporate office lease agreement in December 2015 to increase our leased space and extend the agreement through March 2019. The monthly lease rates, commencing December 1, 2015, include one month at $3,540, three free months, and 36 months ranging from $7,047 to $7,323 per month.

Rent expense for the years ended December 31, 2016 and 2015 was $321,485 and $78,749, respectively.

Future year minimum lease commitments are as follows:

Year Ending December 31,	Future Minimum Lease Commitments
2017	$283,648
2018	318,765
2019	259,093
2020	242,943
2021	248,762
Thereafter	1,121,612

Total	$2,474,823

Severance Agreements

In June 2015, our wholly owned subsidiary, Modern Round, Inc., entered into severance agreements with two executive officers. The agreements provide that if the employee is terminated, other than for cause, we will pay the employee’s base salary for a period of 12 months, all unvested stock will vest immediately, and the employee will be paid a pro-rated bonus for the year.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 6

Commitments and Contingencies (continued)

Noma Agreement

In May 2014, we entered into a contract with Noma for the design of our website, associated mobile iOS and Android applications, and integration with third-party software. The contract included a performance bonus of our equity valued at $50,000, which was payable upon completion of the project. As of December 31, 2016, significant components of the project were not completed and Noma no longer provided services for us. Thus, we did not accrue for the bonus amount in our December 31, 2016 consolidated financial statements.

Note 7

Secured Revolving Line of Credit – Related Parties

We entered into a Loan and Security Agreement, (or the “Loan Agreement”), through our wholly owned subsidiary, Modern Round, Inc. (or “Modern Round”), dated May 11, 2016, with related parties, (i) Black Powder Management, L.L.C., a Nevada limited liability company (or “Black Powder”), and (ii) BK Entertainment LLC, an Arizona limited liability company (or “BK Entertainment”), and together with Black Powder, each, a Lender and collectively, Lenders. The principal of Black Powder serves on our Board of Directors and is an indirect stockholder of more than 10% of our company. The principal of BK Entertainment also serves on our Board of Directors, and BK Entertainment is a stockholder of more than 10% of our company. Pursuant to the Loan Agreement, Lenders agreed to make a revolving credit loan to Modern Round during the Commitment Period (as defined below), in an aggregate principal amount at any one time outstanding not to exceed $1,500,000.

The Loan Agreement calls for interest to be payable at 5.0% per annum on the outstanding unpaid principal amount. We are required to pay each Lender, in accordance with such Lender’s proportionate share of the outstanding advances, all accrued and unpaid interest in arrears commencing on June 1, 2016, and on the first day of each month thereafter until the principal amount outstanding is paid in full. The principal balance outstanding under the Loan Agreement together with all accrued interest and other amounts payable thereunder, if not sooner paid as provided in the Loan Agreement, will be due and payable on the Termination Date. As used in the Loan Agreement, “Commitment Period” means the period from and including the date of the first advance under the Loan Agreement to and including the Termination Date. “Termination Date” means June 30, 2018, or (i) such earlier date upon which the commitment shall terminate as provided in the Loan Agreement or (ii) such later date upon Modern Round’s election to extend the Termination Date in accordance with the Loan Agreement. Lenders may extend the Termination Date for successive one-year periods by providing written notice no later than 90 days prior to the Termination Date, then being extended.

Pursuant to the Loan Agreement, we granted to the Lenders a security interest in substantially all the personal property assets of Modern Round. Modern Round will be subject to customary negative covenants as set forth in the Loan Agreement. Additionally, each of Modern Round’s wholly owned subsidiaries, MR Las Vegas, LLC and MR Peoria, LLC, entered into a Guaranty and Security Agreement for the benefit of Lenders to guarantee and secure the obligations of Modern Round under the Loan Agreement. In June 2016, the Lenders amended the Loan Agreement to increase the available aggregate principal amount to $2,000,000. In October 2016, the lenders amended the Loan agreement to increase the principal amount to $3,000,000. During 2016, the Lenders agreed to defer 2016 interest payments until January 2017. In February 2017, the Lenders agreed to defer interest payments through March 31, 2017. We have recorded $71,521 in accrued interest on this debt through December 31, 2016. We had an outstanding line of credit balance of $2,391,000 and an available balance of $609,000 at December 31, 2016.

Note 8

Notes Payable

Convertible Notes Payable

In November and December 2015, prior to the merger, our wholly owned subsidiary, Modern Round, Inc., issued 8% convertible promissory notes in a private placement in the aggregate principal amount of $1,275,000, of which $775,000 was issued to independent third parties and $500,000 was issued to certain related parties. In January 2016, we approved a private placement of up to $5,000,000 of 8% convertible promissory notes. On August 10, 2016, we closed our convertible debt offering, pursuant to which investors subscribed to $1,875,000 in aggregate principal amount of convertible promissory notes. All of the convertible notes payable mature between November 2017 and August 2018. Eight percent interest is accrued and compounds annually, and is due in one payment with the principal at the notes’ maturity. The holders have the right to convert their principal and accrued interest balance into common stock of our company at a post-merger adjusted price equal to $0.41 per share. At December 31, 2016, the notes and accrued interest were convertible into approximately 8,201,695 shares of our common stock.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 8

Notes Payable (continued)

Convertible Notes Payable (continued)

We assumed a $25,000 convertible promissory note through the merger. The note accrued interest at 8% annually, was due June 1, 2015, and was convertible into shares of our common stock at $0.50 per share. On March 14, 2016, the noteholder requested the conversion of the note and accrued interest into shares of our common stock. We issued approximately 56,300 shares of common stock in the conversion of principal and accrued interest balance on the note. The converted value of this note exceeds the principal balance by $3,150 due to accrued interest being accreted to the balance of the note.

Balances coming due prior to December 31, 2017, are included in short-term notes payable on the December 31, 2016 consolidated balance sheet. We incurred $206,825 and $6,318 in interest expense on this debt for the years ended December 31, 2016 and 2015, respectively.

Notes Payable – Other

We converted two accounts payable vendor balances into notes payable in December 2016. The notes are payable by March 31, 2017, or sooner if certain specific conditions are met. The notes do not bear a stated interest rate and imputed interest is deemed immaterial due to low market interest rates and the short interest bearing period on the notes. Notes payable of $150,000 and $85,920 are included in short-term notes payable on the consolidated balance sheet at December 31, 2016. In April 2017, we were negotiating with these vendors to extend the term of the notes payable. See Note 17, Subsequent Events for details.

Future Minimum Payments – Notes Payable

If our convertible notes are not converted to shares of our common stock prior to their maturity, then future minimum payments will be as follows:

Year	Convertible Notes Payable	Notes Payable - Other	Total
2017	$1,275,000	$182,540	$1,510,920
2018	1,875,000	53,380	1,875,000

Total	$3,150,000	$235,920	$3,385,920

Note 9

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable prepaid expenses, accounts payable, accrued expenses, notes payable, and a secured revolving line of credit. The carrying values of these financial instruments approximate fair value, due to their short maturities, or for notes payable and the secured revolving line of credit, based on borrowing rates currently available to us for loans with similar terms and maturities, which represent Level 3 inputs.

We recorded available for sale securities at the original cost basis of $300,000, and based the fair value of available for sale securities on analysis of the stock’s trading volume and price as well as guidance from our efforts to sell the securities, which represents Level 2 inputs. We incurred an other-than-temporary impairment on our available for sale equity securities in the amount of $150,000 in September 2016, due to low sales volume, the unlikelihood of us holding the stock until its volume or quoted sales price increased, and from broker feedback on their sale efforts. We recorded an other-than-temporary impairment of $66,000 in December 2016, because of our subsequent sale of the shares. Please see Note 17, Subsequent Events, for details surrounding the sale of our available for sale equity securities. The impairment was recorded as impairment expense in our consolidated statement of operations.

We estimated the fair value of the warrant liability using Level 3 inputs and the Black-Scholes model. The estimated fair value as of the June 1, 2016 measurement date was calculated using the following inputs: 1.58 year expected life; $0.20 exercise price; 135.0% volatility; zero dividend rate; and 0.52% risk free interest rate. The fair value measurement of the warrant liability is sensitive to changes in unobservable inputs, as a change in those inputs might result in significantly higher or lower fair value measurement. See Note 12, Stockholders’ Deficit for details regarding the reclassification of the warrant liability and the exercise of the warrants in October 2016.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 9

Fair Value of Financial Instruments (continued)

Available for sale equity investments had the following activity for the years ended December 31, 2016 and 2015:

Activity for the years ended:	December 31, 2016		December 31, 2015
Available for Sale Investments - Equity	Available for Sales Investment (Fair Value)	Available for Sales Investment - Credit Losses	Available for Sales Investment (Fair Value)	Available for Sales Investment - Credit Losses
Beginning balance	$300,000	$—	$—	$—
Investment purchases	—	—	300,000	—
Credit losses	—	—	—	—
Other than temporary impairment	(216,000)	—	—	—
Ending balance	$84,000	$—	$300,000	$—

Note 10

Accrued Expenses

Accrued expenses consist of unit-level operating expenses, corporate general and administrative expenses, and interest expense. We determine the balances based on actual amounts billed or reasonable estimates calculated based on historical costs, as applicable.

Accrued expenses at December 31, 2016 and 2015 consisted of the following:

Accrued:	December 31, 2016	December 31, 2015
G&A and other operating expenses	$576,170	$332,784
Payroll and related expenses	119,723	—
Sales and use taxes	30,696	—
Interest expense	167,544	3,978
Interest expense - related party	116,671	5,041

Total Accrued Expenses	$1,010,804	$341,803

Note 11

Related Party Transactions

During January 2015, VirTra granted warrants to affiliates of our company to purchase 5% of the capital stock of VirTra on a fully diluted basis. The warrants are exercisable at $0.136 per share any time after the earlier of the first anniversary of the opening of our first location utilizing VirTra technology, or after we open our first location range facility utilizing VirTra technology and pay all required royalty payments. VirTra also granted warrants to affiliates of our company to purchase 5% of the capital stock of VirTra on a fully diluted basis, which are exercisable at $0.136 per share, any time after our payment of $2,000,000 in royalty fees.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11

Related Party Transactions

During April 2015, we granted options to purchase 153,459 shares of common stock (as adjusted for the merger conversion ratio) to affiliates of our company. The options fully vested on the date of the grant and became exercisable at an exercise price equal to $0.41 per share (as adjusted for the merger conversion ratio). The options terminate on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option. Refer to the Co-Venture Agreement section of Note 6, Commitments and Contingencies, for related details.

During April 2015, we granted options to purchase 2,087,050 shares of common stock (as adjusted for the reverse merger conversion ratio) to Barricade Enterprises Limited Partnership, an Alaska limited partnership, which was subsequently transferred to Stockbridge Enterprises, L.P., a Nevada limited partnership, each of which are entities affiliated with our Chairman. The options fully vested on the date of the grant and became exercisable at an exercise price equal to $0.41 per share (as adjusted for the reverse merger conversion ratio). The options terminate on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

During April 2015, we granted options to purchase 521,762 shares of common stock (as adjusted for the reverse merger conversion ratio) to BK Entertainment, LLC, an entity affiliated with our Vice Chairman. The options fully vested on the date of the grant and became exercisable at an exercise price equal to $0.41 per share (as adjusted for the reverse merger conversion ratio). The options terminate on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

During April 2015, we granted options to purchase 306,919 shares of common stock (as adjusted for the merger conversion ratio) to our Chief Financial Officer. The options fully vested on the date of the grant and became exercisable at an exercise price equal to $0.41 per share (as adjusted for the merger conversion ratio). The options terminate on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

During July 2015, we granted options to purchase 920,757 shares of common stock (as adjusted for the merger conversion ratio) to our Chief Operating Officer. The options vest over five years and become exercisable on the fifth anniversary following the grant date, at an exercise price equal to $0.41 per share (as adjusted for the merger conversion ratio). The options terminate on the tenth anniversary of the date of grant, if not earlier pursuant to the terms of the option.

In November 2015, we terminated a design and decorating contract with a party related to one of our directors. The contract was scheduled to run through May 2016 and was terminated upon payment of the November 2015 fees. During the years ended December 31, 2016 and 2015, we recorded design fees of $0, and $55,000, respectively. There were no balances due under this agreement at December 31, 2015.

In November 2015, we entered into a license agreement with a related party to license our proprietary hardware, software, operating manuals, trademarks, concepts, and related properties, to open and operate our entertainment and restaurant concept in Israel. The initial license fee was $40,000 which was to be paid over a ten-month period. Additionally, the agreement included a 6% royalty fee to be paid monthly, based on total sales (if applicable). We recognized the $40,000 fee over the 10-month term referenced in the agreement, before incurring a $36,000 write-off in the year ended December 31, 2016, in accordance with our accounts receivable policy. For the years ended December 31, 2016 and 2015, we recorded revenue of $32,000 and $8,000, and receivable balances of $0 and $4,000, respectively.

In November 2015, a related party signed a guarantee for the lease agreement for our location in Peoria, Arizona. The guarantee terminates after five years and can be replaced during the term by a corporate guarantee, if our company attains a market capitalization greater than $10,000,000.

During November and December 2015, an officer and certain directors of our company participated in our convertible note offering. The parties funded separate convertible promissory notes totaling $500,000. The terms of the notes were the same as those granted to non-related parties that participated in the offering. See Note 8 Notes Payable – Convertible Notes Payable.

During December 2015, we paid WorkWay BankForce $12,750 related to the searching and hiring of our controller. The Arizona market manager for WorkWay BankForce is the spouse of our Chief Financial Officer.

On December 31, 2015, we reversed a $13,000 accrual for management fees that were due to Virtual Management, LLC. Virtual Management, LLC was owned by directors of our company and had a management agreement in place with Modern Round, L.L.C., under which it was due monthly payments of $1,000 starting in December 2014. Virtual Management, LLC forgave the outstanding fees, principally due to our change of ownership through the merger, and dissolved in early 2016.

During March 2016, we terminated an agreement for software development with a party in which our directors have a financial interest. The agreement entered into in July 2015, provided for an upfront payment of $31,000 and $25,000 monthly payments through the expected project completion date of March 15, 2016. During the years ended December 31, 2016 and 2015, we recorded expenses of $46,500 and $156,000, respectively, under this agreement. We reached a settlement with this vendor in July 2016 that resolved the vendor’s final $11,000 billing.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 11

Related Party Transactions (continued)

During March 2016, we paid WorkWay BankForce $10,440 related to the searching and hiring of our staff accountant. The Arizona market manager for WorkWay BankForce is the spouse of our Chief Financial Officer.

On May 11, 2016, we entered into a Loan and Security Agreement with entities related to our directors. See Note 7 Secured Revolving Line of Credit, for further details. Interest expense on this debt was $71,521 and $0, for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, $2,391,000 in principal and $71,521 in accrued interest were outstanding to related parties.

In October 2016, VirTra exercised its warrant to purchase shares of our common stock. See Note 12 Stockholders’ Deficit for details on the warrant exercise. Certain of our directors have a minority interest in VirTra, which is a public company, and we share a common director. We recorded expenses under the Co-Venture Agreement of $192,178 (including $90,047 in royalties) and $669,675, for the years ended December 31, 2016 and 2015, respectively. At December 31, 2016, we held the following balances with VirTra: $1,287 in accrued expenses and $19,980 in accrued royalty expense.

We owed $17,209 and $3,081 in expense reimbursements to our executives and directors at December 31, 2016 and 2015, respectively. The balances are recorded in accounts payable in our consolidated balance sheets.

Note 12

Stockholders’ Deficit

At December 31, 2016, we were authorized to issue 200,000,000 shares of common stock, of which 37,637,080 shares were issued, 36,112,641 shares were outstanding, and 1,524,439 shares were held as treasury stock. At December 31, 2015, we had 35,904,033 common stock shares issued and outstanding, and 100,000,000 shares authorized. We were authorized to issue 10,000,000 shares of preferred stock with no shares issued or outstanding at December 31, 2016 and 2015. Rights and privileges of preferred stock are to be determined by our Board of Directors.

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

Our 2015 Incentive Stock Plan (the “2015 Plan”), which was approved by our stockholders, permits the grant of stock options, stock appreciation rights (“SARs”), restricted stock, restricted stock units (“RSUs”), bonus stock, dividend equivalents, other stock-based awards, and performance awards that may be settled in cash, stock, or other property.

Up to 7,000,000 shares of common stock are authorized to be issued under the 2015 Plan. The purpose of the 2015 Plan is to assist us in attracting, motivating, retaining (including through designated retention awards), and rewarding high-quality executives, employees, officers, directors, and individual consultants who provide services to us by enabling such persons to acquire or increase a proprietary interest in our company in order to strengthen the mutuality of interests between such persons and our stockholders, and providing such persons with performance incentives to expend their maximum efforts in the creation of stockholder value. Option awards are generally granted with an exercise price equal to the market price of our company’s stock at the date of the grant; those option awards generally vest over three or five years of continuous service and have 10 year contractual terms. Share awards generally vest over five years. Certain option and share awards provide for accelerated vesting upon a change in control of our company, as defined in the 2015 Plan.

During the years ended December 31, 2016 and 2015, we entered into the following transactions that affected stockholders’ equity:

In January 2015, under the terms of the Co-Venture Agreement, we granted VirTra a warrant to purchase 1,676,747 shares of our common stock at an exercise price of $0.20 per share (both as adjusted for the merger conversion ratio), representing 5% of our common stock at the time we entered into the agreement. The fair value of the warrant was estimated on the date of the grant to be $41,065 using the Black Scholes model under the following assumptions: 2.87 year expected life; 81.67% volatility; 1.34% risk free interest rate; zero dividend rate; and June 2016 as the measurement date. Additionally, under the terms of the Co-Venture Agreement, we provided to VirTra 1,676,748 shares of our common stock (as adjusted for the merger conversion ratio), to assure their ownership of 1% of the outstanding shares of our stock on a fully diluted basis. The stock issuance was valued at $136,579, based on the fair value of our common stock at the time of approximately $0.08 (as adjusted for the merger conversion ratio). The total value of the warrant and shares of common stock was amortized through the June 2016 opening of our Peoria, Arizona location.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12

Stockholders’ Deficit (continued)

In April 2015, we granted fully vested options to stockholders and employees to purchase 2,915,731 shares of our common stock (as adjusted for the merger conversion ratio). The options have an exercise price of $0.41 per share (as adjusted for the Merger conversion ratio) and a 10-year term. The approximate $190,000 value for these options was determined using the Black-Scholes model using the following assumptions: five year expected life; 1.34% risk free interest rate; zero dividend rate; and 142% expected volatility. Expense related to these options was recorded in general and administrative expense on the Consolidated Statements of Operations.

In April 2015, we granted fully vested options to VirTra to purchase 153,459 shares of our common stock (as adjusted for the merger conversion ratio). The options have an exercise price of $0.41 per share (as adjusted for the Merger conversion ratio) and a 10-year term. The approximate $10,000 value for these options was determined using the Black-Scholes model using the same assumptions noted above for the other options that were granted in April 2015.

During June 2015, we granted options to purchase 30,691 shares of our common stock (as adjusted for the merger conversion ratio). The options have an exercise price of $0.41 per share (as adjusted for the Merger conversion ratio) and a 10-year term. The options were granted to a third party and were fully vested upon issuance. The approximate $1,500 value for these options was determined using the Black-Scholes model using the following assumptions: five year expected life; 1.49% risk free interest rate; zero dividend rate; and 118% expected volatility. Expense related to these options was recorded in general and administrative expense on the Consolidated Statements of Operations.

In July 2015, we granted options to our President and Chief Operating Officer to purchase 920,757 shares of our common stock (as adjusted for the merger conversion ratio). The options vest at 20% per annum beginning July 1, 2016, have an exercise price of $0.41 per share, (as adjusted for the Merger conversion ratio) and a 10-year term. The approximate $65,000 value for the options was determined using the Black-Scholes model using the following assumptions: 6.5 year expected life; 2.14% risk free interest rate; zero dividend rate; and 145% expected volatility.

In October 2015, we granted options to two employees to purchase an aggregate of 61,382 shares of our common stock (as adjusted for the merger conversion ratio). The options vest over a three-year period, are exercisable at $0.41 per share, (as adjusted for the Merger conversion ratio) and expire 10 years from the grant date. The approximate value of $5,000 was determined using the Black-Scholes model using the following assumptions: six year expected life; 1.57% risk free interest rate; zero dividend rate; and 215% expected volatility.

In October 2015, we granted options to purchase 92,075 shares of our common stock (as adjusted for the merger conversion ratio) to an employee pursuant to an employment letter. The options vest over a three-year period, have a 10-year term, and are exercisable at a price per share equal to the price at which we first sell shares to independent investors in a private placement, which was estimated at $0.41 at the time of the grant. The approximate $7,000 value of these options was determined using the Black-Scholes model using the following assumptions: six-year expected life; 1.56% risk free interest rate; zero dividend rate; and 215% expected volatility.

In November 2015, we entered into two contracts for management consulting services. The contracts each have a term of one year and provide for an aggregate of 2,332,586 shares of our common stock (as adjusted for the merger conversion ratio) to be issued as compensation. The shares were issued at December 31, 2015 and were valued at $0.08 per share (as adjusted for the merger conversion ratio). In August 2016, we amended and terminated our consulting agreements due to non-performance. We rescinded 1,524,439 shares of common stock and recorded them at a cost of $0.08 per share under treasury stock on the December 31, 2016 Consolidated Balance Sheet. Professional fees expense for these agreements for the years ended December 31, 2016 and 2015, were $83,185 and $28,119, respectively. These costs were included in general and administrative expenses on the Consolidated Statements of Operations.

In December 2015, we granted options to purchase 92,075 shares of our common stock (as adjusted for the merger conversion ratio) to an employee. The options vest over a three-year period, have a ten-year term, and an exercise price that will be the price per share at which we first sell shares to independent investors in a private placement, which was estimated to be $0.41 at the time of the grant. The approximate $7,000 value for these options was determined using the Black-Scholes model using the following assumptions: six year expected life; 1.76% risk free interest rate; zero dividend rate; and 215% expected volatility.

In March 2016, we issued 56,300 shares of common stock in the conversion of principal and accrued interest of $28,150 on a convertible promissory note that was acquired through the December 31, 2015 merger.

In May 2016, we granted options to purchase an aggregate of 150,000 shares of our common stock to two employees. The options vest over a three-year period, are exercisable at $0.41 per share, and expire 10 years from the grant date. The approximate value of $12,000 was determined using the Black-Scholes model using the following assumptions: six-year expected life; 1.39% risk free interest rate; zero dividend rate; and 205% expected volatility.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 12

Stockholders’ Deficit (continued)

In June 2016, the VirTra warrant liability provided under the Co-Venture Agreement was valued at $55,467, and was reclassified to equity. VirTra met its performance under the warrant agreement based on the opening of our Peoria, Arizona location in June 2016.

In October 2016, VirTra exercised its warrant to purchase 1,676,747 shares of Modern Round common stock in exchange for $0.20 per share. Total proceeds of $335,350 were reduced by an offset of our outstanding payable balance due to VirTra on the date of the exercise of $46,800, resulting in a net cash inflow of $288,550.

Note 13

Options and Warrants

The table below sets forth a summary of the options and warrants as of and for the years ended December 31, 2016 and 2015:

	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding at December 31, 2014	$0.20	920,757	9.75	$0.08
Options and warrants granted	0.35	5,942,917	9.28	0.07

Outstanding at December 31, 2015	0.33	6,863,674	9.20	0.07
Warrants exercised	0.20	(1,676,747)	—	0.08
Options and warrants granted	0.41	150,000	9.37	0.08

Outstanding as of December 31, 2016	$0.37	5,336,927	8.28	$0.07

The table below sets forth a summary of the vested and unvested options and warrants as of the years ended December 31, 2016 and 2015:

	Weighted Average Exercise Price	Number of Options and Warrants	Weighted Average Remaining Contractual Term	Weighted Average Grant Date Fair Value
Outstanding as of December 31, 2015
Vested	$0.38	3,611,413	9.21	$0.07
Non-Vested	$0.28	3,252,261	9.19	$0.08

Total		6,863,674

Outstanding as of December 31, 2016
Vested	$0.37	4,082,021	8.20	$0.07
Non-Vested	$0.37	1,254,906	8.51	$0.08

Total		5,336,927

We had $93,825 in estimated fair value for non-vested options that remained to be recognized as expense at December 31, 2016. The weighted average period to recognize total compensation costs related to non-vested options is approximately 1.5 years. The intrinsic value of all vested and non-vested options and warrants at December 31, 2016 and 2015 was $0.

Note 14

Impairment Expense

We incurred impairment expense of $216,000 and $68,393 for the years ended December 31, 2016 and 2015, respectively. In 2016, we recorded other-than-temporary impairments on our available for sale investment in shares of common stock Bollente. See Note 9, Fair Value of Financial Instruments and Note 17 Subsequent Events, for more details. In 2015, we identified that the State of Arizona had remanded a Series 6 liquor license due to the license being inactive for more than two years. Thus, we impaired the full acquisition cost of the liquor license of $68,393.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 15

Employee Benefit Plans

We participate in a multi-employer 401(k) profit sharing plan (the “Plan”) maintained by a third-party service provider. In 2015 and through March 31, 2016, we maintained a 401(k) profit sharing plan through a different third-party processor. The Plan allows substantially all employees to participate once they meet the Plan’s enrollment guidelines, and employees may elect to contribute a portion of their salary to the Plan. The matching contributions by the Company are at the discretion of our board of directors, and are subject to certain limitations. We contributed $32,811 and $5,050 to the Plan during the years ended December 31, 2016 and 2015, respectively.

Note 16

Income Taxes

We recorded deferred tax balances related to our net operating loss and timing differences between book and tax accounting during the year ended December 31, 2016. We identified these items to be less than fifty percent likely to be recovered. As such, we recorded a full valuation allowance on the net deferred income tax asset of $1,753,819 at December 31, 2016.

Due to the reverse merger on December 31, 2015, the prior year results in the accompanying consolidated financial statements represent the activity of Modern Round, L.L.C., which was a pass-through entity until the date of the reverse merger. As such, the Modern Round, L.L.C. net operating loss was passed through to the individual members of Modern Round, L.L.C. in 2015. Therefore, no provision for tax benefits is shown on the statement of operations for the year ended December 31, 2015. Further, any net operating losses arising from the operations of Nuvola, Inc. have been assumed to be effectively eliminated under IRS Section 382 limitations. As such, no material deferred tax asset existed at December 31, 2015.

The following table sets forth our provision for income taxes for the fiscal year ended:

December 31, 2016
Income Tax Provision:
Current Provision
Federal, state, and local	$—

Deferred provision (benefit):
Federal, state, and local	(1,754,000)
Valuation allowance	1,754,000

Provision for income taxes, net	$0

The following table sets forth the reconciliation of the federal statutory rate to the effective income tax rate for the fiscal year ended:

December 31, 2016
Federal corporate statutory rate	35.0%
State and local income taxes, net of federal income tax benefit	4.0%
Nondeductible expenses	-0.2%
Valuation allowance	(38.8)%

Effective tax rate	0.0%

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

Note 16

Income Taxes (continued)

The following table sets forth the significant components of our deferred tax assets and liabilities as of the fiscal year ended:

December 31, 2016
Deferred tax assets and (liabilities):
Prepaid Assets	$95,000
Net loss carryforward	2,252,000
Depreciation	(608,000)
Stock options	15,000

Total deferred income tax assets and (liabilities), net	1,754,000
Valuation allowance	(1,754,000)

Deferred income tax asset (liability), net	$—

We had a net operating loss carryforward of approximately $5,774,000 at December 31, 2016 that will expire in 2036 if not utilized prior to that date. We are generally no longer subject to federal, state, or foreign income tax examinations for years prior to 2014.

Note 17

Subsequent Events

We drew an additional $436,000 under the secured revolving line of credit from January to April 14, 2017. In February 2017, the Lenders agreed to defer 2016 and 2017 interest payments until March 31, 2017.

On January 24, 2017, we converted a vendor’s accounts payable balance into a note payable of $132,865. The note is payable on March 31, 2017, or sooner if specific conditions are met. As of April 2017, we were negotiating a 12-month extension with the vendor that would include an 8 percent annualized interest rate and equal monthly payments through March 2018.

On March 3, 2017, we entered into a stock purchase agreement with Bollente to sell back to Bollente our available for sale investment of 300,000 shares of common stock of Bollente for $0.28 per share. Total proceeds from the sale were $84,000. We are using the sale price as our basis for the fair value of the available for sales investment at December 31, 2016.

In April 2017, we extended the due date on our Notes payable – other to two vendors that were originally due March 31, 2017. The first vendor executed a 12-month extension that incurs an 8 percent annualized interest rate and calls for monthly payments through March 2018. The second vendor executed a 9-month extension with 8 installment payments through December 2017.