Form 10-Q
period 2017-03-31
Modern Round Entertainment Corp
filed 2017-05-15
CIK 1609319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

As of May 2, 2017, there were outstanding 36,112,641 shares of the registrant’s common stock, $0.001 par value.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,951	$35,014
Accounts receivable - trade	21,754	35,473
Inventory	27,714	29,335
Prepaid expenses	30,885	48,978
Available for sale securities	—	84,000

Total current assets	110,304	232,800
Property and equipment, net	3,011,286	3,141,026
Other assets	6,900	6,900

Total assets	$3,128,490	$3,380,726

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$468,181	$539,725
Accrued expenses	1,089,422	1,010,804
Deferred revenue	128,450	126,483
Convertible notes payable - short-term	1,370,000	775,000
Convertible notes payable - related parties - short-term	500,000	500,000
Notes payable - other	368,785	235,920

Total current liabilities	3,924,838	3,187,932
Long-term liabilities:
Convertible notes payable - long-term	1,280,000	1,875,000
Deferred rent	330,094	247,308
Secured revolving line of credit - related parties	2,777,000	2,391,000

Total liabilities	8,311,932	7,701,240
Stockholders’ deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding at March 31, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 36,112,641 and 37,637,080 shares issued, 36,112,641 outstanding at March 31, 2017 and December 31, 2016, respectively	36,113	36,113
Additional paid-in capital	3,456,287	3,564,652
Accumulated deficit	(8,675,842)	(7,800,848)
Treasury stock at cost, 0 and 1,524,439 shares at March 31, 2017 and December 31, 2016, respectively	—	(120,431)

Total stockholders’ deficit	(5,183,442)	(4,320,514)

Total liabilities and stockholders’ deficit	$3,128,490	$3,380,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended March 31,
	2017	2016
Food and beverage revenues	$391,756	$—
Amusement and other revenues	291,101	12,000
Discounts and comps	(72,358)	—

Total revenue, net	610,499	12,000

Cost of food and beverage	96,415	—
Cost of amusement and other	3,644	—

Total cost of products	100,059	—

Operating payroll and benefits expense	328,040	—
Other store operating expense	182,501	—
General and administrative expense	650,237	984,518
Depreciation expense	129,740	2,444
Pre-opening expense	—	87,216

Total operating costs	1,390,577	1,074,178

Loss from operations	(780,078)	(1,062,178)
Interest expense	94,916	32,254

Net loss before income taxes	(874,994)	(1,094,432)
Provision for income taxes	—	—

Net loss	$(874,994)	$(1,094,432)

Net loss per share
Basic and diluted	$(0.02)	$(0.03)

Weighted average common shares outstanding
Basic and diluted	36,112,641	35,914,667

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED MARCH 31, 2017

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders’
	Shares	Par Value	Capital	Deficit	Stock	Deficit
Balance, December 31, 2016	36,112,641	$36,113	$3,564,652	$(7,800,848)	$(120,431)	$(4,320,514)
Stock-based compensation - stock options	—	—	12,066	—	—	12,066
Retirement of treasury stock	—	—	(120,431)	—	120,431	—
Net loss for the three months ended March 31, 2017	—	—	—	(874,994)	—	(874,994)

Balance, March 31, 2017	36,112,641	$36,113	$3,456,287	$(8,675,842)	$—	$(5,183,442)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(874,994)	$(1,094,432)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	129,740	2,444
Deferred rent	82,786	58,503
Stock option expense	12,066	8,504
Amortization of VirTra shares and warrant	—	24,263
Amortization of stock prepayment for professional fees	—	61,542

Changes in operating assets and liabilities:
Accounts receivable - related parties	—	(12,000)
Accounts receivable - trade	13,719	—
Inventory	1,621	—
Prepaid expenses	18,093	(9,917)
Other assets	—	(5,385)
Accounts payable	61,321	115,969
Accrued expenses	(16,298)	13,301
Accrued interest	94,916	32,254
Deferred revenue	1,967	—

Net cash used in operating activities	(475,063)	(804,954)

Cash flows from investing activities:
Construction in progress	—	(656,965)
Proceeds from sale of available for sale securities	84,000	—

Net cash provided by (used in) investing activities	84,000	(656,965)

Cash flows from financing activities:
Proceeds from related party secured revolving line of credit	386,000	250,000
Proceeds from convertible notes	—	595,000

Net cash provided by financing activities	386,000	845,000

Net decrease in cash and cash equivalents	(5,063)	(616,919)
Cash and cash equivalents at beginning of period	35,014	823,541

Cash and cash equivalents at end of period	$29,951	$206,622

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$—	$—

Cash paid during period for income taxes	$—	$—

Non-cash investing and financing activities:
- Stock-based compensation - options and warrants	$12,066	$8,504

- Change in warrant liability value	$—	$16,326

- Property and equipment purchases in accounts payable and accrued expenses	$—	$403,487

- Accounts payable converted to notes payable	$132,865	$—

- Convertible promissory note and accrued interest converted to common stock	$—	$28,150

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

Operations - Our principal operations focus on securing and developing suitable sites for implementing our combined dining and entertainment concept that centers around an indoor simulated shooting experience. We expect that we will continue to secure, develop, and operate sites for our entertainment concept, initially in North America. We opened our first, and currently only, location in Peoria, Arizona, on June 1, 2016.

Liquidity – We had working capital deficits of $3,814,534 and $2,955,132 at March 31, 2017 and December 31, 2016, respectively. Net cash outflow from operations for the three months ended March 31, 2017 was $475,063. Major cash uses during the three months ended March 31, 2017 were operating costs for our Peoria, Arizona location and general and administrative expenses.

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

To date, we have been highly dependent upon funding from related parties and convertible debt offerings to support our operations, and anticipate we will need additional funding to support our business for at least the next 12 to 24 months. Given our current operations, traditional debt financing from banking sources may be difficult to obtain, and we may have to continue to rely on equity or debt investments from non-banking sources. We will also need to obtain additional financing, which may come through private placement offerings or possibly from the public equity markets. There can be no assurance as to the availability or terms upon which such financing and capital might be available, if at all. We currently plan to meet future cash needs, beyond our cash reserves, through cash from operations, proceeds from line of credit, and proceeds from selling debt and equity securities in the public and private securities markets.

Note 2

Summary of Significant Accounting Policies

Principles of Presentation and Consolidation

The condensed consolidated financial statements included herein have been prepared by us without audit pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and should be read in conjunction with our audited financial statements for the year ended December 31, 2016. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) have been condensed or omitted, as permitted by the SEC, although we believe the disclosures that are made are adequate to make the information presented herein not misleading.

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at March 31, 2017 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2016 condensed consolidated balance sheet data from audited financial statements, but did not include all disclosures required by GAAP.

All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the three months ended March 31, 2017 are not necessarily indicative of the results to be expected for the full year.

Reclassification of Prior Year Presentation

Certain prior year amounts have been reclassified for consistency with the current period presentation. These reclassifications had no effect on the reported results of operations. We opened our first location during the year ended December 31, 2016, which resulted in expanded revenue and expense reporting on the Condensed Consolidated Statements of Operations.

Note 2

Summary of Significant Accounting Policies (continued)

Reclassification of Prior Year Presentation (continued)

We reclassified $53,548 of prior year research and development expense and $174,953 of prior year software development expense to general and administrative expense on the current period financial statement presentation. The change on the first quarter 2016 classification does not affect previously reported cash flows from operations in the Condensed Consolidated Statement of Cash Flows, and had no effect on the previously reported net loss in the Condensed Consolidated Statements of Operations, for any period.

Revenue Recognition

We currently derive revenue from sales of food and beverages, membership fees, and simulated shooting lounge fees. We recognize revenue when all the following criteria are met: (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) seller price is fixed or determinable; and (iv) collectability is reasonably assured. We recognize food and beverage sales and simulated shooting lounge fees on the transaction date, as payment is required at the time of service.

Deferred revenue consists of membership fees, gift card sales, and banquet event deposits received. Membership fees are due annually and are not refundable. We recognize membership fee revenue ratably over 12 months, starting in the month the fees are received. We record gift card sales and banquet event deposits as deferred revenue and recognize sales revenue when the gift cards and banquet event deposits are utilized by our guests. We did not record gift card breakage income at March 31, 2017, as we do not have sufficient purchase and utilization history to use as a basis for a breakage policy. Banquet event deposits are generally non-refundable, although guests can re-schedule their events with sufficient notice. We expect that our guests will utilize their deposits or that we will retain any unused deposits. We recorded ancillary licensing revenue of $0 and $12,000 for the three months ended March 31, 2017 and 2016, respectively.

Investments

We determine the appropriate classification of our investments in equity securities at the time of acquisition and reevaluate such determinations at each balance sheet date. We classify investments in equity securities that are bought and held, principally for selling them in the near term, as trading securities. We report trading securities at fair value, with the unrealized gains and losses recognized in earnings. We had no trading securities at March 31, 2017 and December 31, 2016.

We classify investments in equity securities not classified as trading, as available for sale, and carry them at fair value, with any unrecognized gains and losses, net of tax, included in the determination of other comprehensive income (loss) and reported in stockholders’ deficit. We review our investments in equity securities classified as available for sale at each reporting period to determine if there has been a decline in fair value and, if warranted, whether the decline is other-than-temporary. This evaluation is based upon several factors, including stock price performance, financial condition, and near-term prospects of the issuer, as well as our intent and ability to retain the investment for a period sufficient to allow for any anticipated recovery in market value, and any subsequent sales.

We record other-than-temporary impairments of available for sale equity securities as impairment expense on the Condensed Consolidated Statement of Operations. We recorded $216,000 in impairment expense on the Consolidated Statement of Operations for other-than-temporary impairment during the year ended December 31, 2016. We sold our available for sale equity securities in March 2017 for proceeds of $84,000.

Earnings (Loss) per Share

We follow FASB Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, to calculate earnings or loss per share.

We compute basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect for both 2017 and 2016 would be anti-dilutive. These potentially dilutive securities include options, warrants, and convertible promissory notes.

Note 2

Summary of Significant Accounting Policies (continued)

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	March 31,
	2017	2016
Anti-dilutive securities excluded from diluted loss per share:
Stock options	5,336,927	5,186,927
Warrants	—	1,676,748
Shares issuable upon conversion of convertible promissory notes including accrued interest	8,353,228	4,653,958

Total	13,690,155	11,517,633

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

The following sets forth the classes of assets and liabilities measured at fair value on a recurring basis at March 31, 2017 and December 31, 2016 using the levels defined above:

March 31, 2017	Level 1: Quoted
	Prices in Active	Level 2:	Level 3:
	Markets for	Significant Other	Significant	Total
	Identical	Observable	Unobservable	March 31,
	Assets	Inputs	Inputs	2017
Available for sale securities	$—	$—	$—	$—

December 31, 2016	Level 1: Quoted
	Prices in Active	Level 2:	Level 3:
	Markets for	Significant Other	Significant	Total
	Identical	Observable	Unobservable	December 31,
	Assets	Inputs	Inputs	2016
Available for sale securities	$—	$84,000	$—	$84,000

Note 2

Summary of Significant Accounting Policies (continued)

Stock-Based Compensation

We expense all share-based payments to employees, including grants of employee stock options, based on their estimated fair values at the grant date, in accordance with ASC 718, Stock Compensation. We record compensation expense for stock options over the vesting period using the estimated fair value on the date of grant as calculated using the Black-Scholes model.

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

Recently Issued Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2014-9, Revenue from Contracts with Customers (Topic 606), an accounting standard that supersedes prior revenue recognition requirements. New disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers are also required. The effective date of the new standard was deferred by one year by ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of Effective Date. This accounting guidance will be effective for public business entities in annual financial reporting periods beginning after December 15, 2017. Early adoption is permitted for periods beginning after December 15, 2016. ASU 2014-9 may be applied retrospectively (a) to each reporting period presented or (b) with the cumulative effect in retained earnings at the beginning of the adoption period. In January 2017, the FASB issued ASU 2017-03, which provides clarifications relating to the accounting standard updates noted above. We will adopt the amendments in this standard’s update for the year ending December 31, 2018. In the fourth quarter of 2017, we will determine whether we will elect to show the changes retrospectively or through current-year retained earnings. We do not anticipate that the update, once adopted, will have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments, which requires all equity investments to be measured at fair value with changes in the fair value recognized through net income The amendments in this update are effective for fiscal years, and interim periods within those years, beginning after December 15, 2017. We plan on adopting the amendments in this pronouncement for the first quarter of 2018 and do not anticipate that the adoption will have a material impact on our consolidated financial statements. We sold our available for sale investment in March 2017 and do not anticipate acquiring equity investments in the near-term future.

Note 2

Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In February 2016, the FASB issued ASU 2016-02, Leases. The update calls for leases to be classified as finance or operating leases with both types requiring the recording of a lease-related asset and liability. In addition, finance lease principal payments are to be classified as financing activity on the consolidated statement of cash flows and variable lease payments and interest are to be classified as operating activities. The amendments in this update are effective for fiscal years beginning after December 31, 2018 for public entities, with early adoption allowed. In January 2017, the FASB issued ASU 2017-03, which contained refinements to the treatment called for under ASU 2016-02. We are currently evaluating the impact of this new guidance and are presently unable to determine if adoption of these amendments will have a material effect on our consolidated financial statements. Upon adoption, we will need to create a right of use asset and an operating lease liability, and reclassify our deferred rent balance to the appropriate accounts. We will also need to reclassify how certain rent costs, deferred rent amortization, and rent payments are presented on the Consolidated Statement of Operations and the Consolidated Statements of Cash Flows. We are considering early adoption of this update in late 2017 and will make our determination primarily based on whether we sign new leases in the upcoming year and whether the impact on our consolidated financial statements is determined to be material.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20) Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in this update prescribe that the sale of stored-value products are financial liabilities and provide a narrow scope exception to require that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606, Revenue from Contracts with Customers. The amendments in this update are effective for public business entities for financial statements issued for fiscal years beginning after December 15, 2017. Earlier adoption is permitted, including adoption in an interim period. We plan on adopting this update in the fourth quarter of 2017 once we have redemption history on which to base our significant estimates in our breakage calculation methodology. Metrics will include the percentage of redemptions versus gift cards sold and the estimated time for gift card redemptions. At March 31, 2017, we did not recognize any gift card breakage income.

In October 2016, the FASB issued ASU 2016-17, Consolidation (Topic 810) – Interests Held through Related Parties That Are under

Common Control. This pronouncement amends the consolidation guidance for single decision making reporting entities of a Variable Interest Entity (VIE) and are effective for public business entities for fiscal years beginning after December 15, 2016, including interim periods within those fiscal years. We adopted this pronouncement for the three months ended March 31, 2017, and the adoption did not have an impact on our consolidated financial statements.

Other than as noted above, we have not implemented any pronouncements that had a material impact on the consolidated financial statements, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or consolidated results of operations.

Note 3

Inventory

Inventory consisted of the following at:

	March 31, 2017	December 31, 2016
Food products	$8,108	$9,632
Liquor products	9,293	8,962
Beer products	2,224	2,319
Wine products	8,089	8,422

Total inventory	$27,714	$29,335

Note 4

Secured Revolving Line of Credit – Related Parties

We entered into a Loan and Security Agreement (the “Loan Agreement”) through our wholly owned subsidiary, Modern Round, Inc.

(“Modern Round”), dated May 11, 2016, with related parties, (i) Black Powder Management, L.L.C., a Nevada limited liability company (“Black Powder”), and (ii) BK Entertainment LLC, an Arizona limited liability company (“BK Entertainment”), and together with Black Powder, each, a Lender and collectively, Lenders. The principal of Black Powder serves on our Board of Directors and is an indirect stockholder of more than 10% of our company. The principal of BK Entertainment also serves on our Board of Directors, and BK Entertainment is a stockholder of more than 10% of our company. Pursuant to the Loan Agreement, as amended, Lenders agreed to make a revolving credit loan to Modern Round during the Commitment Period (as defined below), in an aggregate principal amount at any one time outstanding not to exceed $3,000,000.

The Loan Agreement calls for interest to be payable at 5.0% per annum on the outstanding unpaid principal amount. We are required to pay each Lender, in accordance with such Lender’s proportionate share of the outstanding advances, all accrued and unpaid interest in arrears commencing on June 1, 2016, and on the first day of each month thereafter until the principal amount outstanding is paid in full. The Lenders agreed to defer interest payments through December 31, 2017. The principal balance outstanding under the Loan Agreement, together with all accrued interest and other amounts payable thereunder, if not sooner paid as provided in the Loan Agreement, will be due and payable on the Termination Date. As used in the Loan Agreement, “Commitment Period” means the period from and including the date of the first advance under the Loan Agreement to and including the Termination Date. “Termination Date” means June 30, 2018, or (i) such earlier date upon which the commitment shall terminate as provided in the Loan Agreement or (ii) such later date upon Modern Round’s election to extend the Termination Date in accordance with the Loan Agreement. Lenders may extend the Termination Date for successive one-year periods by providing written notice no later than 90 days prior to the Termination Date then being extended.

Pursuant to the Loan Agreement, we granted to the Lenders a security interest in substantially all the personal property assets of Modern Round. Modern Round will be subject to customary negative covenants as set forth in the Loan Agreement. Additionally, each of Modern Round’s wholly owned subsidiaries, MR Las Vegas, LLC and MR Peoria, LLC, entered into a Guaranty and Security Agreement for the benefit of Lenders to guarantee and secure the obligations of Modern Round under the Loan Agreement. We incurred $32,779 and $0 in interest expense on this debt for the three months ended March 31, 2017 and 2016, respectively. We had an outstanding line of credit balance of $2,777,000 and an available balance of $223,000 at March 31, 2017.

Note 5

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

All of our convertible notes payable mature between November 2017 and August 2018. Eight percent interest is accrued and compounds annually, and is due in one payment with the principal at the notes’ maturity. The holders have the right to convert their principal and accrued interest balance into common stock of our company at a post-merger adjusted price equal to $0.41 per share. At March 31, 2017, the notes and accrued interest were convertible into approximately 8,353,228 shares of our common stock. We incurred $62,137 and $32,254 in interest expense on this debt for the three months ended March 31, 2017 and 2016, respectively.

Notes Payable – Other

We converted two vendor accounts payable balances into notes payable in December 2016 and another in January 2017. The three notes were payable on March 31, 2017, or sooner if specific conditions were met. The notes do not bear a stated interest rate and imputed interest was deemed immaterial due to low market interest rates and the short interest bearing period on the notes. In April 2017, two of the noteholders agreed to extended repayment terms, and we were in negotiations with the third noteholder. See Note 9, Subsequent Events, for details on the payment extensions. Notes payable – other of $368,785 and $235,920 were outstanding at March 31, 2017 and December 31, 2016, respectively.

Note 6

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses, accounts payable, accrued expenses, notes payable, and a secured revolving line of credit. The carrying values of these financial instruments approximate fair value, due to their short maturities, or for notes payable and the secured revolving line of credit, based on borrowing rates currently available to us for loans with similar terms and maturities, which represent Level 3 inputs.

We recorded available for sale securities at the original cost basis and based the fair value of available for sale securities on an analysis of the stock’s trading volume and price as well as guidance from our efforts to sell the securities, which represent Level 2 and Level 3 inputs, respectively. We sold our available for sale securities in March 2017.

Activity of available for sale securities for the quarter ended March 31, 2017 was as follows:

Beginning balance	$84,000
Investment sales	(84,000)
Credit losses	—
Other than temporary impairment	—

Ending balance	$—

Note 7

Accrued Expenses

Accrued expenses consist of unit-level operating expense, corporate general and administrative expense, and interest expense. We determine the balances based on actual amounts billed or reasonable estimates calculated based on historical costs. Accrued expenses at March 31, 2017 and December 31, 2016 consisted of the following:

	March 31, 2017	December 31, 2016
Accrued:
G&A and other operating expense	$644,598	$576,170
Payroll and related expense	46,435	119,723
Sales and use taxes	19,258	30,696
Interest expense	219,819	167,544
Interest expense - related party	159,312	116,671

Total Accrued Expenses	$1,089,422	$1,010,804

Note 8

Related Party Transactions

During the three months ended March 31, 2017 and 2016, we recorded expenses of $43,455 and $63,697, respectively, in connection with our Co-Venture Agreement with VirTra, a public company in which certain of our officers and directors have a minority interest. At March 31, 2017, we had the following balances with VirTra: $14,492 in accounts payable and $14,888 in accrued royalty expense.

We owed $21,118 and $17,209 in expense reimbursements to our officers and directors as of March 31, 2017 and December 31, 2016, respectively. The balances are recorded in accounts payable in our Condensed Consolidated Balance Sheets.

Note 9

Subsequent Events

On April 3, 2017, we approved a private placement of up to $5,000,000 of 8% convertible promissory notes. The convertible promissory notes have a two-year term, eight percent annual interest, and noteholders will have the right to convert their principal and accrued interest balances into common stock of our company at a price equal to $0.41 per share. Subsequent to March 31, 2017, $125,000 has been subscribed under this offering.

In April 2017, we negotiated with three vendors holding notes payable that were due March 31, 2017. We executed a 12-month extension with one noteholder that calls for an eight percent annualized interest rate and monthly payments through March 2018. We issued the first payment on this extension on April 15, 2017. We negotiated an eight-month extension with the second noteholder to repay the note via eight equal installment payments through December 2017. We issued the first payment on this extension on May 1, 2017. We are negotiating an extension with the third vendor but have not formalized the extension agreement. We have discussed extending the note via monthly payments through March 2018, subject to an eight percent annualized interest rate. We issued a payment on April 29, 2017 based on the extension that has been discussed.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

You should read the following discussion of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and the notes thereto included elsewhere in this Quarterly Report on Form 10-Q and with our audited consolidated financial statements included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. This Quarterly Report on Form 10-Q contains “forward-looking statements” that involve substantial risks and uncertainties. The statements contained in this Quarterly Report on Form 10-Q that are not purely historical are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, or the Securities Act, and Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act, including statements regarding our expectations, beliefs, intentions, strategies, future operations, future financial position, future revenue, projected expenses, and plans and objectives of management. In some cases, you can identify forward-looking statements by terms such as “anticipate,” “believe,” “estimate,” “expect,” “intend,” “may,” “might,” “plan,” “project,” “will,” “would,” “should,” “could,” “can,” “predict,” “potential,” “continue,” “objective,” or the negative of these terms, and similar expressions intended to identify forward-looking statements. However, not all forward-looking statements contain these identifying words. These forward-looking statements reflect our current views about future events and involve known risks, uncertainties, and other factors that may cause our actual results, levels of activity, performance, or achievement to be materially different from those expressed or implied by the forward-looking statements. Factors that could cause or contribute to such differences include those identified below, and those discussed in the section titled “Risk Factors” included in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Furthermore, such forward-looking statements speak only as of the date of this report. Except as required by law, we undertake no obligation to update any forward-looking statements to reflect events or circumstances after the date of such statements.

Our Business

We created and are rolling out nationally, an entertainment concept centered around a one-of-a-kind, safe, virtual interactive shooting experience utilizing laser technology-based replica firearms with the look, feel, and weight of real firearms and extensive food and beverage offerings, featuring popular menu items and a variety of liquors, beers, and wines in an upscale environment. As of May 15, 2017, we had approximately 37,000 members with a return rate of approximately 16%. Our entertainment concept is intended to appeal to a very broad customer base of male and female entertainment seekers of all ages, which may include friends, couples, and sponsors of corporate and other events regardless of their experience with shooting. Our entertainment concept is based on the “savor, sip, and shoot” experience of our guests. Guests can savor a broad menu of food items throughout our facilities, including in our virtual shooting lounges. Our menu features items designed to appeal to a very broad spectrum of guests and include a wide variety of appetizers, soups, salads, flatbreads, sandwiches, pastas, steaks, seafood, burgers, and desserts. Our menu items are intended to compare favorably with upscale casual restaurants. We also offer our guests the opportunity to experience a wide variety of domestic and imported, popular priced and premium liquors, beers, wines, and signature cocktails. Beverages are available in each of our entertainment facilities at our main lounge bar, full service restaurant, and shooting lounges, allowing for multiple points of sale.

Virtual shooting is the centerpiece of our entertainment experience. Our facilities generally will contain between 20 and 28 virtual shooting lounges. Each virtual shooting lounge offers a relaxed environment for groups of two to six people in a semi-private space measuring approximately 12 feet by 16 feet. Each virtual shooting lounge is anchored by a projection screen and is furnished with plush lounge seating and a table for sharing food and drinks. Whether an expert marksman or first-time shooter, our upscale entertainment facilities offer guests the opportunity to test their skills in a wide variety of carefully designed scenarios in a completely safe environment. Our guests can take aim in one of our interactive games, skills drills, or advanced training simulations using our state-of-the-art laser technology-based replica firearms. These replica firearms cannot be converted into a traditional firearm. The replica firearms contain a laser that is engaged with each trigger pull. Hit detection cameras capture the laser beam strike on the screen and transmits the data to our scenario software. Multiplayer modes allow guests simultaneously to compete against each other or work together as a team in a number of our interactive games and skills drills. Our facilities can also accommodate corporate events, bachelor and bachelorette parties, birthday parties, and other events. In addition, we use our entertainment platform as an opportunity to promote firearm safety and to offer training for our guests.

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

For accounting purposes, the Merger was accounted for as a reverse acquisition, with Modern Round as the accounting acquirer. The March 31, 2017 condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for three months ended March 31, 2017 represent a continuation of the financial statements of Modern Round.

On February 11, 2016, we filed Amended and Restated Articles of Incorporation, or Restated Articles, with the Secretary of State of the State of Nevada. Our Restated Articles (i) changed the name of our company to Modern Round Entertainment Corporation, (ii) increased the number of authorized shares of our common stock from 100,000,000 shares to 200,000,000 shares, (iii) created a classified Board of Directors, and (iv) opted into certain anti-takeover statutes under Nevada law. We opened our first location in June 2016 in Peoria, Arizona.

Results of Operations for the Three Months Ended March 31, 2017 and 2016

Revenue, Net

Revenue, net was $610,499 and $12,000 for the three months ended March 31, 2017 and 2016, respectively. Our Peoria, Arizona location was in operation for the 2017 period compared to no locations being open in the 2016 period. We recorded $0 and $12,000 in licensing revenue in the three months ended March 31, 2017 and 2016, respectively.

Cost of Products

Cost of products was $100,059 and $0 for the three months ended March 31, 2017 and 2016, respectively. We did not incur cost of products in the 2016 period as no locations were open. Our costs of products for the 2017 period consisted mainly of food and beverage products that were purchased and used to generate revenue at our Peoria, Arizona location.

Operating Payroll and Benefits

Operating payroll and benefits expense was $328,040 and $0 for the three months ended March 31, 2017 and 2016, respectively. We did not incur operating payroll and benefits expense in the 2016 period as we had no open locations. Our operating payroll and benefits expense for the 2017 period consisted of salaries, wages, taxes, and other benefit costs related to operating the Peoria, Arizona location. Effective January 1, 2017, the minimum wage in the state of Arizona increased $1.95 per hour to $10.00 per hour. The rate increase led to approximately $14,000 in additional hourly wages for our Arizona team members in the three months ended March 31, 2017.

Other Store Operating Expense

Other store operating expense was $182,501 and $0 for the three months ended March 31, 2017 and 2016, respectively. We did not incur other operating expense in the 2016 period as no locations were open. Our other store operating expense for the 2017 period consisted primarily of marketing, occupancy, supplies, services, utilities, and other general expenses incurred in operating the Peoria, Arizona location.

General and Administrative Expense

General and administrative expense for the three months ended March 31, 2017 was $650,237 compared with $984,518 for the three months ended March 31, 2016, or a decrease of $334,281. The decrease was driven primarily by reduced professional fees expense of approximately $238,000, software and development expense of approximately $152,000, and research and development expense of approximately $53,000, offset by the addition of royalty expense for the current year of approximately $44,000 and smaller increases in payroll and related costs that total approximately $38,000.

Professional fee expense decreased $238,000 for the three months ended March 31, 2017 compared to the three months ended March 31, 2016, primarily due to higher fees from services in the 2016 period related to the Merger on December 31, 2015 and for the fiscal 2015 audit and Form 10-K filing. Software development costs for the three months ended March 31, 2017 decreased compared to the same period in 2016 due to the 2016 period including costs from several outside vendors that were needed for our June 2016 location opening. There were no such software development costs in the current period. Research and development costs for the three months ended March 31, 2017 decreased compared with the same period in 2016 primarily due to the three months ended March 31, 2016 including costs for the development of an electronic replica firearm that were not incurred in the 2017 period. There were no such research and development costs in the three months ended March 31, 2017.

The decreased expenses discussed above were partially offset by the addition of royalty expense of approximately $44,000 in the three months ended March 31, 2017, as well as increases in salaries and related costs of approximately $27,000 and Directors and Officers, or D&O, insurance of approximately $11,000.

There was no royalty expense for the three months ended March 31, 2016 as we opened our first location in June 2016. Payroll related costs increased due to increased headcount in the three months ended March 31, 2017 compared with the 2016 period. Lastly, we did not procure D&O insurance until March 2016, so the three months ended March 31, 2017 include approximately three times the expense as was incurred in the three months ended March 31, 2016.

Depreciation Expense

Depreciation expense was $129,740 and $2,444 for the three months ended March 31, 2017 and 2016, respectively. The $127,296 increase in expense was due to the assets for our Peoria, Arizona location being placed in service in June 2016.

Interest Expense

Interest expense for the three months ended March 31, 2017 and 2016 was $94,916 and $32,254, respectively. The $62,662 increase was due to our convertible promissory notes and secured revolving line of credit balances increasing to $5,927,000 from $1,870,000 at March 31, 2017 and 2016, respectively.

Net Loss

We incurred net losses of $874,994 and $1,094,432 for the three months ended March 31, 2017 and 2016, respectively. The decreased loss of $219,438 was primarily due to the factors described above.

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

EBITDA

We define “EBITDA” as earnings before interest, income tax, depreciation, and amortization. We calculate this metric by adding interest, income tax, and depreciation and amortization costs, if applicable, to our net loss. We present EBITDA because we believe it provides useful information to investors regarding our performance. We believe that EBITDA is used by many investors as a measure of performance as it adjusts for non-cash and non-recurring items. However, because this measure excludes significant items, the value of this measure is limited as a measure of our consolidated financial performance.

	Three Months Ended March 31,
	2017	2016
Net loss	$(874,994)	$(1,094,432)
Interest expense	94,916	32,254
Income tax expense	—	—
Depreciation expense	129,740	2,444
Amortization expense	—	—

EBITDA	$(650,338)	$(1,059,734)

Adjusted EBITDA

Our definition of “Adjusted EBITDA” differs from EBITDA, as described above, as we further adjust net loss for pre-opening expense and other non-cash expenses, including deferred rent, stock option expense, amortization of equity-based prepayments, and impairment expense. We present Adjusted EBITDA because we believe it provides useful information to investors regarding our performance. We believe that Adjusted EBITDA is used by many investors as a measure of performance as it adjusts for non-cash and non-recurring items. However, because this measure excludes significant items, the value of this measure is limited as a measure of our consolidated financial performance.

	Three Months Ended March 31,
	2017	2016
Net loss	$(874,994)	$(1,094,432)
Interest expense	94,916	32,254
Income tax expense	—	—
Other non-cash expense	94,852	152,812
Depreciation expense	129,740	2,444
Amortization expense	—	—
Pre-opening expense	—	87,216
Impairment expense	—	—

Adjusted EBITDA	$(555,486)	$(819,706)

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

	Three Months Ended March 31,
	2017	2016
Net loss	$(874,994)	$(1,094,432)
Interest expense	94,916	32,254
Income tax expense	—	—
Depreciation expense	129,740	2,444
Amortization expense	—	—
Licensing revenue	—	(12,000)
Impairment expense	—	—
General and administrative	650,237	984,518
Pre-opening expense	—	87,216
Deferred rent - unit-level	26,151	—

Unit-level EBITDA	$26,050	$—

Liquidity and Capital Resources

Our principal liquidity to date has come primarily from the following three sources: sales of shares of common stock; subscriptions of convertible promissory notes; and a secured revolving line of credit. We sold 30,691,914 shares (as adjusted for the Merger conversion ratio) for aggregate proceeds of $2,500,000 in the year ended December 31, 2014. Starting in November 2015, prior to the Merger, our wholly owned subsidiary, Modern Round, issued convertible promissory notes in the aggregate principal amount of $1,275,000 to independent third parties and certain related parties in a private placement. During fiscal 2016, an additional $1,875,000 of convertible promissory notes were subscribed, and we received $2,391,000 from our secured line of credit. We received $386,000 from our secured line of credit in the three months ended March 31, 2017.

We had working capital deficiencies of $3,814,534 and $2,955,132 at March 31, 2017 and December 31, 2016, respectively. The increase in working capital deficiency at March 31, 2017 was primarily due to an increase in convertible promissory notes being reclassified to current liabilities as their remaining terms were less than 12 months. Net operating losses and the sale of our available for sale securities also contributed to the increased working capital deficit.

Our wholly owned subsidiary, MR Peoria, LLC, conducts operations for our first entertainment facility in Peoria, Arizona. The lease commenced on November 1, 2015 and has a term of 10 years with an initial commitment of approximately $2,363,000. The facility opened in June 2016.

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

Our historical operating expenses and cash needs are not indicative of our current planned operations, as we continue to develop our eatertainment concept and focus on sales, marketing, and operations. Our plans will require substantially more cash to operate depending upon how quickly we open additional entertainment facilities and the sales volume at those entertainment facilities. However, if funding is not obtained and sales do not generate sufficient cash flow, we will adjust our strategy accordingly. To date, we have been highly dependent upon funding from related parties and convertible debt offerings to support our operations, and we anticipate that we will need additional funding to support our business for at least the next 12 to 24 months. Given our current operations, traditional debt financing from banking sources may be difficult to obtain, and we may have to continue to rely on equity or debt investments from non-banking sources.

As described in further detail elsewhere on this Quarterly Report on Form 10-Q, we raised $3,150,000 on our previous convertible debt offerings and have opened a new offering in April 2017 to address our present liquidity concerns. We will also need to obtain additional financing, which may come from the public equity markets or through private placement offerings. There can be no assurance as to the availability or terms upon which such financing and capital might be available, if at all.

Cash Flows from Operating Activities

Cash used in operating activities was $475,063 and $804,954 for the three months ended March 31, 2017 and 2016, respectively. Cash used in operating activities for the three months ended March 31, 2017 included a net loss of $874,994, offset by net non-cash items of $224,592 and net cash provided by the change in operating assets and liabilities of $175,339. Cash used in operating activities for the three months ended March 31, 2016 related to the net loss of $1,094,432 offset by non-cash items of $155,256 and the net change in operating assets and liabilities of $134,222. The non-cash items primarily reflected depreciation, amortization of deferred rent, amortization of equity awards, and stock-based compensation. The net changes in operating assets and liabilities were primarily related to changes in accounts payable and accrued expenses. Our operating activities will require additional cash in the future from sources of debt and/or equity, depending on the ability of our operations to generate positive cash flow.

Cash Flows from Investing Activities

Cash provided by investing activities for the three months ended March 31, 2017 was $84,000 and cash used in investing activities for the three months ended March 31, 2016 was $656,965. The current period includes proceeds from the sale of our available for sale securities while the prior period includes purchases of capital assets related to the development of our Peoria, Arizona location. There were no capital asset purchases in the current period.

Cash Flows from Financing Activities

Cash provided by financing activities was $386,000 and $845,000 for the three months ended March 31, 2017 and 2016, respectively. Financing activities during the three months ended March 31, 2017 consisted of proceeds of $386,000 from our secured revolving line of credit with related parties. Financing activities for the three months ended March 31, 2016 consisted of proceeds from the sale of $595,000 in convertible notes under a private placement and proceeds of $250,000 from our secured revolving line of credit with related parties.

Critical Accounting Estimates and Policies

The preparation of these condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported expenses during the reporting periods. We evaluate our estimates and judgments on an ongoing basis. Actual results may differ materially from these estimates under different assumptions or conditions.

As an emerging growth company under the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act. Because of this election, our condensed consolidated financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards.

While our significant accounting policies are more fully described in the notes to our December 31, 2016 consolidated financial statements, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

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

The fair value of our share-based awards is estimated on the grant date using the Black-Scholes valuation model. This valuation model requires the input of highly subjective assumptions, including our estimated market value per share, expected price volatility, and expected term. As Modern Round was not operating as a public company prior to the Merger, we were unable to use actual price volatility and option life data as input assumptions within our Black-Scholes valuation model. We have used expected volatilities based on the historical volatility of comparable public companies in the industry sector in which we operate in accordance with the guidance set forth in ASC Topic 718.

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

Deferred revenue consists of membership fees, gift card sales, and banquet event deposits received. Membership fees are due annually and are not refundable. We recognize membership fee revenue ratably over 12 months starting in the month the fees are received. We record gift card sales and banquet event deposits as deferred revenue and recognize sales revenue when the gift cards and banquet event deposits are utilized by our guests. We did not record gift card breakage income at March 31, 2017, as we do not have sufficient purchase and utilization history to use as a basis for a breakage policy. Banquet event deposits are generally non-refundable, although guests can re-schedule their events with sufficient notice. We expect that our guests will utilize their deposits or that we will retain any unused deposits. We recorded ancillary licensing revenue of $0 and $12,000 for the three months ended March 31, 2017 and 2016, respectively.

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

We classify investments in equity securities, not classified as trading, as available for sale, and carry them at fair value, with any unrecognized gains and losses, net of tax, included in the determination of other comprehensive income (loss) and reported in stockholders’ deficit. We review our investments in equity securities classified as available for sale at each reporting period to determine if there has been an other than temporary decline in fair value. This evaluation is based upon several factors, including stock price performance, financial condition, and near-term prospects of the issuer, as well as our intent and ability to retain the investment for a period sufficient to allow for any anticipated recovery in market value. We record other than temporary impairments of equity securities classified as available for sale as impairment expense on the Condensed Consolidated Statement of Operations. We recorded $216,000 in impairment expense on the Consolidated Statement of Operations for other-than-temporary impairments during the second half of the year ended December 31, 2016. We sold our available for sale equity securities for proceeds of $84,000 in March 2017.

Collaborative Arrangement

We entered into a Co-Venture Agreement with VirTra in January 2015 in regards to the Modern Round operating concept. We have evaluated the Co-Venture Agreement and have determined that it is a collaborative arrangement under FASB ASC Topic 808 “Collaborative Arrangements” and that we are the principal participant. As the principal participant, we record costs incurred and revenue generated from third parties on a gross basis in the Condensed Consolidated Financial Statements. We will reevaluate whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards, dependent upon the ultimate commercial success of the endeavor.

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

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of March 31, 2017.

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

Not Applicable.

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

MODERN ROUND ENTERTAINMENT CORPORATION

Date: May 15, 2017	By:	/s/ William R. Scheidhauer
	Name:	William R. Scheidhauer
	Title:	President and Chief Operating Officer
(Principal Executive Officer)

Date: May 15, 2017	By:	/s/ Ronald L. Miller, Jr.
	Name:	Ronald L. Miller, Jr.
	Title:	Vice President, Chief Financial Officer, and Secretary
(Principal Financial and Accounting Officer)