Form 10-Q
period 2017-06-30
Modern Round Entertainment Corp
filed 2017-08-21
CIK 1609319

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

At August 2, 2017, there were outstanding 36,112,641 shares of the registrant’s common stock, $0.001 par value.

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements (Unaudited)

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	June 30, 2017	December 31, 2016
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$40,899	$35,014
Accounts receivable - trade	27,845	35,473
Inventory	27,714	29,335
Prepaid expenses	27,847	48,978
Available for sale securities	480,000	84,000
Total current assets	604,305	232,800
Property and equipment, net	2,882,473	3,141,026
Other assets	6,900	6,900
Total assets	$3,493,678	$3,380,726
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accounts payable	$589,451	$539,725
Accrued expenses	1,417,913	1,010,804
Deferred revenue	174,038	126,483
Convertible notes payable - short-term	2,500,000	775,000
Convertible notes payable - related parties - short-term	500,000	500,000
Notes payable - other	275,348	235,920
Total current liabilities	5,456,750	3,187,932
Long-term liabilities:
Convertible notes payable - long-term	275,000	1,875,000
Deferred rent	325,595	247,308
Secured revolving line of credit - related parties	3,187,000	2,391,000
Total liabilities	9,244,345	7,701,240
Stockholders' deficit:
Preferred stock, $0.001 par value, 10,000,000 shares authorized, no shares issued or outstanding at June 30, 2017 and December 31, 2016	—	—
Common stock, $0.001 par value; 200,000,000 shares authorized, 36,112,641 and 37,637,080 shares issued, 36,112,641 outstanding at June 30, 2017 and December 31, 2016, respectively	36,113	36,113
Additional paid-in capital	3,467,139	3,564,652
Accumulated deficit	(9,253,919)	(7,800,848)
Treasury stock at cost, 0 and 1,524,439 shares at June 30, 2017, and December 31, 2016, respectively	—	(120,431)
Total stockholders' deficit	(5,750,667)	(4,320,514)
Total liabilities and stockholders' deficit	$3,493,678	$3,380,726

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Food and beverage revenues	$376,870	$93,058	$768,626	$93,058
Amusement and other revenues	324,518	66,823	615,619	78,823
Discounts and comps	(107,464)	(15,860)	(179,822)	(15,860)
Total revenue, net	593,924	144,021	1,204,423	156,021
Cost of food and beverage	95,360	30,550	191,775	30,550
Cost of amusement and other	4,375	386	8,019	386
Total cost of products	99,735	30,936	199,794	30,936
Operating payroll and benefits	304,586	152,762	632,626	152,762
Other store operating expenses	202,456	78,976	384,957	78,976
General and administrative expenses	807,151	848,098	1,457,388	1,832,616
Depreciation expense	131,211	41,310	260,951	43,754
Pre-opening costs	—	253,651	—	340,867
Total operating costs	1,545,139	1,405,733	2,935,716	2,479,911
Loss from operations	(951,215)	(1,261,712)	(1,731,293)	(2,323,890)
Interest expense	106,862	65,350	201,778	97,604
Other income	480,000	—	480,000	—
Net loss before income taxes	(578,077)	(1,327,062)	(1,453,071)	(2,421,494)
Provision for income taxes	—	—	—	—
Net loss	$(578,077)	$(1,327,062)	$(1,453,071)	$(2,421,494)
Net loss per share
Basic and diluted	$(0.02)	$(0.04)	$(0.04)	$(0.07)
Weighted average common shares outstanding
Basic and diluted	36,112,641	35,960,333	36,112,641	35,937,626

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED JUNE 30, 2017

			Additional			Total
	Common Stock		Paid-in	Accumulated	Treasury	Stockholders'
	Shares	Par Value	Capital	Deficit	Stock	Deficit
Balance, December 31, 2016	36,112,641	$36,113	$3,564,652	$(7,800,848)	$(120,431)	$(4,320,514)
Stock-based compensation - stock options	—	—	22,918	—	—	22,918
Retirement of treasury stock	—	—	(120,431)	—	120,431	—
Net loss for the six months ended June 30, 2017	—	—	—	(1,453,071)	—	(1,453,071)
Balance, June 30, 2017	36,112,641	$36,113	$3,467,139	$(9,253,919)	$—	$(5,750,667)

The accompanying notes are an integral part of these condensed consolidated financial statements.

MODERN ROUND ENTERTAINMENT CORPORATION AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six Months Ended June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(1,453,071)	$(2,421,494)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	260,951	43,754
Deferred rent	78,287	143,226
Stock option expense	22,918	22,456
Amortization of VirTra shares and warrant	—	49,193
Amortization of stock prepayment for professional fees	—	123,084
Other income from available for sale warrant securities	(480,000)	—
Changes in operating assets and liabilities:
Accounts receivable - related parties	—	(24,000)
Accounts receivable - trade	7,628	(7,765)
Inventory	1,621	(35,755)
Prepaid expenses	21,131	(33,497)
Other assets	—	(385)
Accounts payable	182,591	397,584
Accrued expenses	209,324	141,720
Accrued interest	197,785	97,604
Deferred revenue	47,555	12,913
Net cash used in operating activities	(903,280)	(1,491,362)
Cash flows from investing activities:
Purchase of property and equipment	(2,398)	(2,261,244)
Proceeds from sale of available for sale securities	84,000	—
Net cash provided by (used in) investing activities	81,602	(2,261,244)
Cash flows from financing activities:
Proceeds from related party secured revolving line of credit	796,000	1,500,000
Principal payments on notes payable - other	(93,437)	—
Proceeds from convertible promissory notes	125,000	1,725,000
Net cash provided by financing activities	827,563	3,225,000
Net change in cash and cash equivalents	5,885	(527,606)
Cash and cash equivalents at beginning of period	35,014	823,541
Cash and cash equivalents at end of period	$40,899	$295,935

	Six Months Ended June 30,
	2017	2016
Supplemental disclosure of cash flow information:
Cash paid during period for interest	$3,690	$—
Cash paid during period for income taxes	$—	$—
Non-cash investing and financing activities:
- Stock-based compensation - options	$22,918	$22,456
- Change in warrant liability value	$—	$19,128
- Property and equipment purchases in accounts payable and accrued expenses	$—	$427,791
- Accounts payable converted to notes payable	$132,865	$—
- Reclassification of warrant liability to equity	$—	$55,467
- Other income from available for sale securities	$480,000	$—
- Convertible promissory note and accrued interest converted to common stock	$—	$28,150

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

Liquidity – We had working capital deficits of $ 4,852,445 and $2,955,132 at June 30, 2017 and December 31, 2016, respectively.  Net cash outflow from operations was $903,280 for the six months ended June 30, 2017. Major cash uses during the six months ended June 30, 2017 were operating costs for our Peoria, Arizona location and general and administrative expenses.

We anticipate incurring additional expenses to pursue our business operations for fiscal 2017. We anticipate incurring increased capital expenditures in relation to opening additional locations, incurring increased sales, marketing, and operating expenses in line with our operational growth, and incurring increased research and development costs to continue to develop our entertainment concept, products, and technology. Our plans will require substantially more cash to operate, depending upon how quickly we open additional entertainment facilities and the sales volume generated by those additional locations. However, we will adjust our strategy and business plans accordingly if funding is not obtained and sales generate insufficient cash flow.

To date, we have been highly dependent upon funding from related parties and convertible debt offerings to support our operations, and anticipate we will need additional funding to support our business for at least the next 12 to 24 months. Given our current operations, traditional debt financing from banking sources may be difficult to obtain, and we may have to continue to rely on equity or debt investments from non-banking sources. We will also need to obtain additional financing, which may come through private placement offerings or possibly from the public equity markets. There can be no assurance as to the availability or terms upon which such financing and capital might be available, if at all. We currently plan to meet future cash needs, beyond our cash reserves, through cash from operations, proceeds from our line of credit, and proceeds from selling debt and equity securities in the public and private securities markets.

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

The accompanying condensed consolidated financial statements reflect, in our opinion, all normal recurring adjustments necessary to present fairly our financial position at June 30, 2017 and the results of our operations and cash flows for the periods presented. We derived the December 31, 2016 condensed consolidated balance sheet data from audited financial statements, but did not include all disclosures required by GAAP.  All intercompany accounts and transactions have been eliminated in consolidation. Interim results are subject to seasonal variations, and the results of operations for the three and six months ended June 30, 2017 and 2016 are not necessarily indicative of the results to be expected for the full year.

Note 2

Summary of Significant Accounting Policies (continued)

Earnings (Loss) per Share

We follow Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 260, Earnings per Share, to calculate earnings or loss per share. We compute basic net loss per share by dividing net loss applicable to common stockholders by the weighted average number of shares of common stock outstanding during the period. We have potentially dilutive securities outstanding that are not shown in a diluted net loss per share calculation because their effect for both 2017 and 2016 would be anti-dilutive. These potentially dilutive securities include options, warrants, and convertible promissory notes.

The following table sets forth the anti-dilutive securities excluded from diluted loss per share:

	June 30,
	2017	2016
Anti-dilutive securities excluded from diluted loss per share:
Stock options	5,275,543	5,186,927
Warrants	—	1,676,747
Shares issuable upon conversion of convertible promissory notes including accrued interest	8,816,772	7,527,441
Total	14,092,315	14,391,115

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

Deferred revenue consists of membership fees, gift card sales, and banquet event deposits received.  Membership fees are due annually and are not refundable. We recognize membership fee revenue ratably over 12 months, starting in the month the fees are received. We record gift card sales and banquet event deposits as deferred revenue and recognize sales revenue when the gift cards and banquet event deposits are utilized by our guests. We did not record gift card breakage income at June 30, 2017, as we do not have sufficient purchase and utilization history to use as a basis for a breakage policy. Banquet event deposits are generally non-refundable, although guests can re-schedule their events with sufficient notice. We expect that our guests will utilize their deposits or that we will retain any unused deposits.

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

Note 2

Summary of Significant Accounting Policies (continued)

Fair Values of Financial Assets and Liabilities (continued)

The following sets forth the classes of assets and liabilities measured at fair value on a recurring basis at June 30, 2017 and December 31, 2016 using the levels defined above:

Available for sale securities	Level 1: Quoted Prices in Active Markets for Identical Assets	Level 2: Significant Other Observable Inputs	Level 3: Significant Unobservable Inputs	Total
At June 30, 2017:	$—	$480,000	$—	$480,000
At December 31, 2016:	$—	$84,000	$—	$84,000

Stock-Based Compensation

We expense all share-based payments to employees, including grants of employee stock options, based on their estimated fair values at the grant date, in accordance with ASC 718, Stock Compensation. We record compensation expense for stock options over the vesting period using the estimated fair value on the date of grant as calculated using the Black-Scholes model.

We record compensation cost on a straight-line basis over the requisite service period for the entire award, unless vesting occurs earlier for awards with service only conditions that have graded vesting schedules. Significant inputs in this model include our company’s estimated market value per share, expected term, and expected volatility. We determine expected term under the simplified method using a weighted average of the contractual term and vesting period of the award. In estimating expected volatility, we utilize the historical information of a similar publicly traded entity, taking into consideration the industry, stage of life cycle, size, and other factors that are deemed relevant. We account for non-employee stock-based compensation based on the fair value of the related options or warrants using the Black-Scholes model, or the fair value of the goods or services on the grant date, whichever is more readily determinable.

Option holders must send an exercise notice to our corporate office, via certified mail or via hand delivery, to exercise their option to purchase shares of our common stock. The notice must include specific information and warranties as noted in the holder’s option agreement, along with payment of the exercise price. Options are considered exercised after (1) we receive the notice and the exercise price amount and (2) the option holder pays, or makes other arrangements that are satisfactory to our directors to pay, any applicable state or federal withholding requirements. Our directors approve the issuance of shares of common stock once the exercise requirements have been met.  We issue treasury shares if available at the time of exercise, otherwise we issue new shares of our common stock at the time of exercise.

Investments

We determine the appropriate classification of our investments in equity securities at the time of acquisition and reevaluate such determinations at each balance sheet date. We classify investments in equity securities that are bought and held, principally for selling them in the near term, as trading securities. We report trading securities at fair value, with the unrealized gains and losses recognized in earnings. We had no trading securities at June 30, 2017 and December 31, 2016.

We classify investments in equity securities not classified as trading, as available for sale, and carry them at fair value, with any unrecognized gains and losses, net of tax, included in the determination of other comprehensive income (loss) and reported in stockholders’ deficit. We review our investments in equity securities classified as available for sale at each reporting period to determine if there has been a decline in fair value and, if warranted, whether the decline is other-than-temporary. This evaluation is based upon several factors, including stock price performance, financial condition, and near-term prospects of the issuer, as well as our intent and ability to retain the investment for a period sufficient to allow for any anticipated recovery in market value, and any subsequent sales. We recorded $480,000 in available for sale securities at June 30, 2017, based on the estimated fair value of our warrants to purchase VirTra, Inc. common stock shares using the Black-Scholes model. See the Collaborative Arrangement section of Note 2 to the Condensed Consolidated Financial Statements for further details.

We record other-than-temporary impairments of available for sale equity securities as impairment expense on the Condensed Consolidated Statement of Operations. We recorded $216,000 in impairment expense on the Consolidated Statement of Operations for other-than-temporary impairment during the year ended December 31, 2016. We sold our available for sale Bollente equity securities in March 2017 for proceeds of $84,000.

Note 2

Summary of Significant Accounting Policies (continued)

Collaborative Arrangement

We entered into a Co-Venture Agreement with VirTra, Inc. (“VirTra”) in January 2015 in regards to the Modern Round operating concept.  We have evaluated the Co-Venture Agreement and have determined that it is a collaborative arrangement under FASB ASC Topic 808 “Collaborative Arrangements” and that we are the principal participant.  As the principal participant, we record costs incurred and revenue generated from third parties on a gross basis in the Condensed Consolidated Financial Statements.  We will reevaluate whether an arrangement qualifies or continues to qualify as a collaborative arrangement whenever there is a change in either the roles of the participants or the participants’ exposure to significant risks and rewards, dependent upon the ultimate commercial success of the endeavor.

Under the Co-Venture Agreement, Affiliates of Modern Round received conditional warrants to purchase 1,838,760 shares of common stock (post one-for-ten reverse stock split) of VirTra, Inc. Warrants to purchase 919,380 shares of VirTra, Inc. common stock (post one for ten reverse stock split) became exercisable on June 1, 2017, upon the anniversary date of our first Modern Round location opening. We estimated the value of the warrants to purchase shares at $480,000 at June 30, 2017, using Level 2 inputs and the Black-Scholes model. The estimated fair value was calculated based on the following inputs: 0.13 year expected life, $1.36 exercise price, 25% volatility, zero dividend rate, and 0.94% risk free interest rate.

Inventory

Inventory consists of products used for food and beverage sales, and are stated at the lower of cost (first-in, first-out) or net realizable value.

Recently Issued Accounting Pronouncements

In May 2014, the FASB issued Accounting Standards Update (“ASU”) 2014-9, Revenue from Contracts with Customers (Topic 606), superseding prior revenue recognition requirements. The effective date of the new standard was deferred by one year by ASU 2015-14, Revenue from Contracts with Customers (Topic 606) Deferral of Effective Date. In January 2017, the FASB issued ASU 2017-03, which provides clarifications relating to the accounting standard updates noted above. We will adopt the amendments in these standards updates for the year ending December 31, 2018. In the fourth quarter of 2017, we will determine whether to show the changes retrospectively or through current-year retained earnings. We do not anticipate that the updates, once adopted, will have a material impact on our consolidated financial statements.

In January 2016, the FASB issued ASU 2016-01, Financial Instruments, which requires all equity investments to be measured at fair value with changes in fair value recognized through net income. We plan on adopting the amendments in this pronouncement for the first quarter of 2018 and do not anticipate that the adoption will have a material impact on our consolidated financial statements. We recorded available for sales securities in the current period and do not anticipate that adopting these provisions will have a material impact on their treatment.

In February 2016, the FASB issued ASU 2016-02, Leases, which provides guidance on the classification of lease types and their presentation. In January 2017, the FASB issued ASU 2017-03, which contained refinements to the treatment called for under ASU 2016-02. We are currently evaluating the impact of this new guidance and are presently unable to determine if adoption of these amendments will have a material effect on our consolidated financial statements. Upon adoption, we anticipate that we will need to create right of use asset and operating lease liability accounts, reclassify our deferred rent balance, and update the presentation of certain rent costs on the Consolidated Statement of Operations and the Consolidated Statements of Cash Flows. We are considering early adoption of this update in late 2017 and will make our determination primarily based on the quantity of our leases and whether the impact on our consolidated financial statements is anticipated to be material.

In March 2016, the FASB issued ASU 2016-04, Liabilities – Extinguishments of Liabilities (Subtopic 405-20) Recognition of Breakage for Certain Prepaid Stored-Value Products. The amendments in this update prescribe that the sale of stored-value products are financial liabilities and provide a narrow scope exception to require that breakage for those liabilities be accounted for consistent with the breakage guidance in Topic 606, Revenue from Contracts with Customers. We plan on adopting this update in the fourth quarter of 2017, once we have sufficient redemption history to use as a basis for significant estimates we anticipate utilizing in our breakage calculation methodology. We anticipate using redemption percentage and gift card balance aging. At June 30, 2017, we did not recognize any gift card breakage income.

Note 2

Summary of Significant Accounting Policies (continued)

Recently Issued Accounting Pronouncements (continued)

In May 2017, the FASB issued ASU 2017-09, Compensation – Stock Compensation (Topic 718). The amendments in this update provide guidance on which changes to the terms or conditions of a share-based payment award require an entity to apply modification accounts in Topic 718. The amendments in this update are effective for public business entities for financial statements issued for interim and fiscal years beginning after December 15, 2017. We will assess the impact of these amendments in the fourth quarter of 2017. We do not anticipate that the provisions of this pronouncement will have a material impact on our consolidated financial position or consolidated results of operations.

Other than as noted above, we have not implemented any pronouncements that had a material impact on the consolidated financial statements, and we do not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on our consolidated financial position or consolidated results of operations.

Note 3

Fair Value of Financial Instruments

Our financial instruments consist of cash and cash equivalents, accounts receivable, prepaid expenses, available for sale securities, accounts payable, accrued expenses, notes payable, and a secured revolving line of credit. The carrying values of these financial instruments approximate fair value, due to their short maturities, or for notes payable and the secured revolving line of credit, based on borrowing rates currently available to us for loans with similar terms and maturities, which represent Level 3 inputs.  We recorded our available for sale securities in Bollente, Inc. at the original cost basis and based the fair value of available for sale securities on an analysis of the stock’s trading volume and price as well as guidance from our efforts to sell the securities, which represent Level 2 and Level 3 inputs, respectively. We sold these available for sale securities in March 2017.  We recorded our available for sale warrants to purchase VirTra, Inc. common stock shares based on their estimated value using primarily Level 2 inputs and the Black-Scholes valuation method. Our balance at June 30, 2017 consists of the warrants to purchase VirTra common stock shares.

Activity of available for sale securities for the six months ended June 30, 2017 was as follows:

Beginning balance	84,000
Bollente investment sale	(84,000)
Investment in VirTra, Inc. warrants	480,000
Ending balance	$480,000

Note 4

Secured Revolving Line of Credit – Related Parties

We entered into a Loan and Security Agreement (the “Loan Agreement”) through our wholly owned subsidiary, Modern Round, Inc. (“Modern Round”), dated May 11, 2016, with related parties, (i) Black Powder Management, L.L.C., a Nevada limited liability company (“Black Powder”), and (ii) BK Entertainment LLC, an Arizona limited liability company (“BK Entertainment”), and together with Black Powder, each, a Lender and collectively, Lenders. The principal of Black Powder serves on our Board of Directors and is an indirect stockholder of more than 10% of our company. The principal of BK Entertainment also serves on our Board of Directors, and BK Entertainment is a stockholder of more than 10% of our company. Pursuant to the Loan Agreement, as amended, Lenders agreed to make a revolving credit loan to Modern Round during the Commitment Period (as defined below), in an aggregate principal amount at any one-time outstanding not to exceed $3,500,000.

The Loan Agreement calls for interest to be payable at 5% per annum on the outstanding unpaid principal amount. We are required to pay each Lender, in accordance with such Lender’s proportionate share of the outstanding advances, all accrued and unpaid interest in arrears commencing on June 1, 2016, and on the first day of each month thereafter until the principal amount outstanding is paid in full. The Lenders agreed to defer interest payments from the date of the Loan Agreement through December 31, 2017. The principal balance outstanding under the Loan Agreement, together with all accrued interest and other amounts payable thereunder, if not sooner paid as provided in the Loan Agreement, will be due and payable on the Termination Date.

Note 4

Secured Revolving Line of Credit – Related Parties (continued)

As used in the Loan Agreement, as amended, “Commitment Period” means the period from and including the date of the first advance under the Loan Agreement to and including the Termination Date. “Termination Date” means June 30, 2019, or (i) such earlier date upon which the commitment shall terminate as provided in the Loan Agreement or (ii) such later date upon Modern Round’s election to extend the Termination Date in accordance with the Loan Agreement. Lenders may extend the Termination Date for successive one-year periods by providing written notice no later than 90 days prior to the Termination Date then being extended.

Pursuant to the Loan Agreement, we granted to the Lenders a security interest in substantially all the personal property assets of Modern Round. Modern Round will be subject to customary negative covenants as set forth in the Loan Agreement. Additionally, each of Modern Round’s wholly owned subsidiaries, MR Las Vegas, LLC and MR Peoria, LLC, entered into a Guaranty and Security Agreement for the benefit of Lenders to guarantee and secure the obligations of Modern Round under the Loan Agreement. We incurred $37,816 and $17,211 in interest expense for this debt for the three months ended June 30, 2017 and 2016, respectively. We incurred $70,595 and $17,211 in interest expense for the six months ended June 30, 2017 and 2016, respectively. We had an outstanding line of credit balance of $3,187,000 and an available balance of $313,000 at June 30, 2017.

Note 5

Notes Payable

Notes Payable – Other

We converted three vendor accounts payable balances into notes payable in December 2016 and January 2017, all with maturity dates of March 31, 2017.  In April 2017, the noteholders agreed to extended repayment terms. Two noteholders agreed to receive monthly payments through March 31, 2018, with the balance subject to 8% interest. The third noteholder agreed to receive monthly payments through December 2017 with 0% interest. We incurred $3,690 in interest expense on this debt for the three and six months ended June 30, 2017. We incurred no interest expense for the comparable quarter and period in the prior year. Notes payable – other of $275,348 and $235,920 were outstanding at June 30, 2017 and December 31, 2016, respectively.

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

On April 3, 2017, we approved a private placement of up to $5,000,000 of 8% convertible promissory notes, (the “Series 2017 Notes”). At June 30, 2017, $125,000 had been subscribed under this offering.

Our convertible promissory notes mature between November 2017 and May 2019. Eight percent interest is accrued and compounds annually, and is due in one payment with the principal at the notes’ maturity. The holders have the right to convert their principal and accrued interest balance into common stock of our company at a post-merger adjusted price equal to $0.41 per share. At June 30, 2017, the notes and accrued interest were convertible into approximately 8,816,772 shares of our common stock.  We incurred $65,052 and $48,139 in interest expense on this debt for the three months ended June 30, 2017 and 2016, respectively.  We incurred $127,189 and $80,393 in interest expense on this debt for the six months ended June 30, 2017 and 2016, respectively.

Note 6

Inventory

	June 30, 2017	December 31, 2016
	(unaudited)
Inventory consisted of the following at:
Food products	$8,822	$9,632
Liquor products	8,974	8,962
Beer products	2,628	2,319
Wine products	7,290	8,422
Total inventory	$27,714	$29,335

Note 7

Accrued Expenses

Accrued expenses consist of unit-level operating expense, corporate general and administrative expense, and interest expense. We determine the balances based on actual amounts billed or reasonable estimates calculated based on historical costs. Accrued expenses at June 30, 2017 and December 31, 2016 consisted of the following:

	June 30, 2017	December 31, 2016
Accrued:	(unaudited)
G&A and other operating expenses	$828,281	$576,170
Payroll and related expenses	89,171	119,723
Sales and use taxes	18,461	30,696
Interest expense	320,048	167,544
Interest expense - related party	161,952	116,671
Total accrued expenses	$1,417,913	$1,010,804

Note 8

Related Party Transactions

During the six months ended June 30, 2017 and 2016, we recorded expenses of $204,279 and $116,873, respectively, relating to our Co-Venture Agreement with VirTra, a public company in which certain of our officers and directors have a minority interest. We recorded $480,000 and $0 in other income for the three and six months ended June 30, 2017 and 2016, respectively. We recorded the estimated fair value of warrants to purchase common stock shares of VirTra to other income on the Condensed Consolidated Statement of Operations at June 30, 2017.  The warrants became earned and exercisable in the current quarter. We had the following balances with VirTra at June 30, 2017: $480,000 in available for sale securities, $27,714 in accounts payable, and $132,704 in accrued royalty expense.

We owed $29,009 and $17,209 in expense reimbursements to our officers and directors at June 30, 2017 and December 31, 2016, respectively.  The balances are recorded in accounts payable in our Condensed Consolidated Balance Sheets.

We recorded related party revenue of $0 and $24,000 for the six months ended June 30, 2017 and 2016, respectively.

Note 9

Subsequent Events

In June 2017, we entered into a game revenue sharing agreement to provide the use of several simulated shooting lounges at another entertainment company’s location. In July 2017, the simulated shooting lounges were placed into operation. Related revenues will be recorded in the period in which they are earned under Amusement and Other Revenue on the Consolidated Statements of Operations.

In July 2017, we entered into an Equipment Lease (the “Equipment Lease”) through our wholly owned subsidiary, Modern Round, Inc., with related parties, (i) Black Powder Management, L.L.C., and (ii) BK Entertainment LLC, each, a Lessor and collectively, Lessors. Pursuant to the Equipment Lease, we lease from the Lessors $39,500 in equipment related to the game revenue sharing agreement noted above. We lease such equipment for monthly payments of $1,408 over a 36-month term.

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

Our Business

We created and are rolling out nationally, an entertainment concept centered around a one-of-a-kind, safe, virtual interactive shooting experience utilizing laser technology-based replica firearms with the look, feel, and weight of real firearms and extensive food and beverage offerings, featuring popular menu items and a variety of liquors, beers, and wines in an upscale environment. As of August 2, 2017, we had approximately 45,000 members with a return rate of approximately 17%. Our entertainment concept is intended to appeal to a very broad customer base of male and female entertainment seekers of all ages, which may include friends, couples, and sponsors of corporate and other events regardless of their experience with shooting. Our entertainment concept is based on the “savor, sip, and shoot” experience of our guests. Guests can savor a broad menu of food items throughout our facilities, including in our virtual shooting lounges. Our menu features items designed to appeal to a very broad spectrum of guests and includes a wide variety of appetizers, soups, salads, flatbreads, sandwiches, pastas, steaks, seafood, burgers, and desserts.  Our menu items are intended to compare favorably with upscale casual restaurants. We also offer our guests the opportunity to experience a wide variety of domestic and imported, popular priced and premium liquors, beers, wines, and signature cocktails.  Beverages are available in each of our entertainment facilities at our main lounge bar, full service restaurant, and shooting lounges, allowing for multiple points of sale.

Virtual shooting is the centerpiece of our entertainment experience.  Our facilities generally will contain between 20 and 28 virtual shooting lounges.  Each virtual shooting lounge offers a relaxed environment for groups of two to six people in a semi-private space measuring approximately 12 feet by 16 feet.  Each virtual shooting lounge is anchored by a projection screen and is furnished with plush lounge seating and a table for sharing food and drinks.  Whether an expert marksman or first-time shooter, our upscale entertainment facilities offer guests the opportunity to test their skills in a wide variety of carefully designed scenarios in a completely safe environment.  Our guests can take aim in one of our interactive games, skills drills, or advanced training simulations using our state-of-the-art laser technology-based replica firearms.  These replica firearms cannot be converted into a traditional firearm.  The replica firearms contain a laser that is engaged with each trigger pull.  Hit detection cameras capture the laser beam strike on the screen and transmit the data to our scenario software.  Multiplayer modes allow guests to simultaneously compete against each other or work together as a team in a number of our interactive games and skills drills.  Our facilities can also accommodate corporate events, bachelor and bachelorette parties, birthday parties, and other events.  In addition, we use our entertainment platform as an opportunity to promote firearm safety and to offer training for our guests.

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

Concurrent with the Merger, Modern Round was converted into a Nevada corporation named Modern Round, Inc. For accounting purposes, the Merger was accounted for as a reverse acquisition, with Modern Round as the accounting acquirer. The condensed consolidated financial statements included in our Quarterly Report on Form 10-Q for the three and six months ended June 30, 2017, represent a continuation of the financial statements of Modern Round.

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

Results of Operations for the three and six months ended June 30, 2017 compared with the three and six months ended June 30, 2016

Revenue, Net

Revenue, net increased $449,903 to $593,924 for the three months ended June 30, 2017, compared with $144,021 for the comparable quarter last year. The increase was due to our Peoria, Arizona location operating for the full quarter ended June 30, 2017 versus operating for only one month in the comparable quarter last year. The Peoria location opened in June 2016.  Revenue, net increased $1,048,402 to $1,204,423 for the six months ended June 30, 2017, compared with $156,021 for the comparable period last year. The increase for the six months ended June 30, 2017 was due to our Peoria location operating for six months in fiscal 2017 compared with one month in the comparable period last year. We anticipate a modest increase in revenue for the third and fourth quarters of fiscal 2017, compared with the comparable quarters last year. The potential increase is anticipated to be due to new games, our service performance generating greater customer awareness regarding our Peoria, Arizona location, and revenues from game revenue sharing agreements.

Cost of Products

Cost of products increased $68,799 to $99,735 for the three months ended June 30, 2017, compared with $30,936 for the comparable quarter last year. Our costs of products consisted mainly of food and beverage products that were purchased and used to generate sales revenue at our Peoria, Arizona location. The increase was related to being open three months for the quarter ended June 30, 2017, compared with one month in the comparable quarter last year. Cost of products increased $168,858 to $199,794 for the six months ended June 30, 2017, compared with $30,936 for the comparable period last year. The increase for the six months ended June 30, 2017 was due to our Peoria location operating for six months in fiscal 2017, compared with one month in the comparable period last year. We anticipate that our cost of products, as a percentage of revenue, will remain flat through the end of fiscal 2017, due to the impact of increased event sales at our Peoria, Arizona location and continued menu engineering.

Operating Payroll and Benefits

Operating payroll and benefits expense increased $151,824 to $304,586 for the three months ended June 30, 2017, compared with $152,762 for the comparable quarter last year. The increase was primarily driven by our Peoria, Arizona location operating for the entire quarter ended June 30, 2017, compared with one month in the comparable quarter last year. The increase in operating payroll and benefits expense was partially offset by high wages in June 2016 due to the first month of operations at our Peoria location. Operating payroll and benefits expense consisted of salaries, wages, taxes, and other benefit costs related to operating the Peoria, Arizona location. Operating payroll and benefits expense increased $479,864 to $632,626 for the six months ended June 30, 2017, compared with $152,762 for the comparable period last year. The increase for the six months ended June 30, 2017 was due to our Peoria location operating for six months in fiscal 2017, compared with one month for the comparable period last year. We anticipate that operating payroll and benefits expense, as a percentage of revenue, will decrease over the remaining quarters in fiscal 2017. The anticipated decrease is primarily due to our estimation that incremental sales gains will be greater than the additional variable labor costs incurred.

Other Store Operating Expense

Other store operating expense increased $123,480 to $202,456 for the three months ended June 30, 2017, compared with $78,976 for the comparable quarter last year. The increase was primarily related to the Peoria location operating longer for the current fiscal year, as noted under Revenue, Net above. Other store operating expense consisted primarily of marketing, occupancy, supplies, services, utilities and other general expenses related to operating the Peoria, Arizona location. Other store operating expense increased $305,981 to $384,957 for the six months ended June 30, 2017, compared with $78,976 for the comparable period last year. The increase for the six months ended June 30, 2017 was due to our Peoria location operating for six months in fiscal 2017, compared with one month in the comparable period last year. Other store operating expense is expected to remain relatively flat, as a percentage of revenue, over the remaining quarters in fiscal 2017, largely due to high margin sales being anticipated in the fourth quarter.

General and Administrative Expense

General and administrative expense for the three months ended June 30, 2017 and 2016 was $807,151 and $848,098, respectively, or a decrease of $40,947. The decrease was driven primarily by a reduction in payroll costs of approximately $57,000, a reduction in software development and research and development costs of approximately $130,000, partially offset by an increase in royalty expense of approximately $150,000.

The decrease in payroll related cost was due primarily to a reduction in benefits expense for fiscal 2017, a reduction in bonus expense due to the comparable quarter last year including a one-time bonus, and reduced salaries due to lower corporate headcount for the three months ended June 30, 2017. Software development expenses were elevated for the comparable quarter and period last year, as we were using several third-party vendors to prepare for our June 2016 opening of the Peoria, Arizona location. There were no such additional costs for the comparable quarter and period this year. Lastly, royalty expense increased due to higher sales for the three months ended June 30, 2017, compared with the comparable quarter last year, and due to accruing a minimum royalty amount under the co-venture agreement.

General and administrative expense decreased $375,228 to $1,457,388 for the six months ended June 30, 2017, compared with $1,832,616 for the comparable period last year. The decrease was primarily due to an approximate $335,000 reduction in software development and research costs and an approximate $234,000 reduction in professional fees, partially offset by an approximate increase of $194,000 in royalty expense. The six-month changes were due to the same factors as described above for the three-month changes, except for the decrease in professional fees, which was primarily due to the comparable period last year, including professional fees expense related to the December 31, 2015 reverse merger.

Depreciation Expense

Depreciation expense for the three months ended June 30, 2017 was $131,211, compared with $41,310 for the comparable quarter last year, or an increase of $89,901.  The increase was due to the assets for the Peoria, Arizona location being placed in service in June 2016 and incurring three months of depreciation expense for the quarter ended June 30, 2017, compared with one month in the comparable quarter last year. Depreciation expense increased $217,197 to $260,951 for the six months ended June 30, 2017, compared with $43,754 for the comparable period last year. The increase for the six-month period in fiscal 2017 was due to our Peoria location operating for the full period ending June 30, 2017, compared with one month in the comparable period last year.

Interest Expense

Interest expense increased $41,512 to $106,862 for the three months ended June 30, 2017, compared with $65,350 for the comparable quarter last year. Interest expense was $201,778 and $97,604 for the six months ended June 30, 2017 and 2016, respectively, an increase of $104,174. The three-month and six-month increases were due to higher debt balances that were subject to interest in fiscal 2017, compared with the comparable quarter and period last year. The increased debt balances were primarily driven by increased subscriptions to our convertible note offerings and increased draws on our secured line of credit.

Other Income

Other income was $480,000 and $0 for the three and six months ended June 30, 2017 and 2016, respectively. We recorded the estimated fair value of warrants to purchase common stock shares of VirTra, Inc. at June 30, 2017, as the warrants became exercisable in June 2017.  There was no such transaction for the comparable quarter and period last year.

Net Loss

Net loss for the three months ended June 30, 2017 was ($578,077), compared with a net loss of ($1,327,062) for the comparable quarter last year, or a decreased loss of $748,985. Net loss for the six months ended June 30, 2017 and 2016 was ($1,453,071) and ($2,421,494), respectively, or a decreased loss of $968,423. Our losses decreased in the current periods primarily due to reduced general and administrative expenses and pre-opening expense, and increased revenues, as discussed above.

Non-GAAP Financial Measures

In addition to the results provided in accordance with accounting principles generally accepted in the United States of America, or GAAP, we provide non-GAAP measures that present operating results on an adjusted basis.  EBITDA, Adjusted EBITDA, and Unit-Level EBITDA are supplemental measures of performance that are not required by or presented in accordance with GAAP. These non-GAAP measures do not represent and should not be considered as an alternative to net income or cash flows from operations, as determined in accordance with GAAP, and our calculations thereof may not be comparable to similarly titled measures reported by other companies and should not be considered in isolation or as a substitute for measures of performance prepared in accordance with GAAP. Although we use these non-GAAP measures to assess the operating performance of our business, they have significant limitations as an analytical tool because they exclude certain material costs.

For example, Adjusted EBITDA does not include several significant items, including our interest expense and depreciation and amortization expense, as applicable. Because Adjusted EBITDA does not account for these expenses, its utility as a measure of our operating performance has material limitations. In addition, Adjusted EBITDA excludes pre-opening expense, other non-cash expense, and other income because these amounts vary from period to period and do not directly relate to the ongoing operations of our current underlying business, and thus complicate comparison of the underlying business between periods. Because of the limitations described above, management does not view Adjusted EBITDA in isolation and also uses other measures, such as net sales, income (loss) from operations, and net income (loss), to measure operating performance.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(578,077)	$(1,327,062)	$(1,453,071)	$(2,421,494)
Interest expense	106,862	65,350	201,778	97,604
Income tax expense	—	—	—	—
Depreciation expense	131,211	41,310	260,951	43,754
Amortization expense	—	—	—	—
EBITDA	$(340,004)	$(1,220,402)	$(990,342)	$(2,280,136)

Adjusted EBITDA

Our definition of “Adjusted EBITDA” differs from EBITDA, as described above, as we further adjust net loss for pre-opening expense, other income, comprising the estimated fair value of warrants held as investments, and other non-cash expenses, which include deferred rent, stock option expense, amortization of equity-based prepayments, and impairment expense. We present Adjusted EBITDA because we believe it provides useful information to investors regarding our performance. We believe that Adjusted EBITDA is used by many investors as a measure of performance as it adjusts for non-cash and non-recurring items. However, because this measure excludes significant items, the value of this measure is limited as a measure of our consolidated financial performance.

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(578,077)	$(1,327,062)	$(1,453,071)	$(2,421,494)
Interest expense	106,862	65,350	201,778	97,604
Income tax expense	—	—	—	—
Other non-cash expense	6,353	185,147	101,205	337,959
Depreciation expense	131,211	41,310	260,951	43,754
Amortization expense	—	—	—	—
Pre-opening expense	—	253,651	—	340,867
Other income	(480,000)	—	(480,000)	—
Adjusted EBITDA	$(813,651)	$(781,604)	$(1,369,137)	$(1,601,310)

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net loss	$(578,077)	$(1,327,062)	$(1,453,071)	$(2,421,494)
Interest expense	106,862	65,350	201,778	97,604
Income tax expense	—	—	—	—
Depreciation expense	131,211	41,310	260,951	43,754
Amortization expense	—	—	—	—
Licensing revenue	—	(12,000)	—	(24,000)
Other income	(480,000)	—	(480,000)	—
General and administrative	807,151	848,098	1,457,388	1,832,616
Pre-opening expense	—	253,651	—	340,867
Deferred rent - unit-level	(2,945)	26,150	23,206	26,150
Unit-level EBITDA	$(15,798)	$(104,503)	$10,252	$(104,503)

Liquidity and Capital Resources

Our principal liquidity to date has come primarily from the following sources: sales of shares of common stock; subscriptions of convertible promissory notes; and a secured revolving line of credit. We sold 30,691,914 shares (as adjusted for the Merger conversion ratio) for aggregate proceeds of $2,500,000 for the year ended December 31, 2014.  Starting in November 2015, prior to the Merger, our wholly owned subsidiary, Modern Round, issued convertible promissory notes in the aggregate principal amount of $1,275,000 to independent third parties and certain related parties in a private placement. During fiscal 2016, an additional $1,875,000 of convertible promissory notes were subscribed, and we received $2,391,000 from our secured line of credit. During the six months ended June 30, 2017, $125,000 of Series 2017 Notes were subscribed, and we received $796,000 from our secured line of credit.

We had working capital deficiencies of $4,852,445 and $2,955,132 at June 30, 2017 and December 31, 2016, respectively.  Our working capital deficiency increased at June 30, 2017 primarily due to an increase in convertible promissory notes being reclassified to current liabilities as their remaining terms decreased below 12 months. Net operating losses, as described in the “Results of Operations” above, also contributed to the increased working capital deficit and were partially offset by the sale of our available for sale securities. Lastly, the decrease was partially offset by our other income in the current fiscal period, as described above.

Our wholly owned subsidiary, MR Peoria, LLC, conducts operations for our first entertainment facility in Peoria, Arizona.  The lease commenced on November 1, 2015 and has a term of 10 years with an initial commitment of approximately $2,363,000. The facility opened in June 2016.

We anticipate incurring additional expenses for fiscal 2017 and 2018 to pursue our planned business operations, including additional sales and marketing expenditures as well as possible increases in expenditures for research and development of products and technology and the opening of entertainment facilities and licensed locations. The opening of future standalone facilities and game revenue sharing locations is anticipated to be funded primarily with proceeds from future debt and equity private placement offerings and equipment financing. Our ability to continue to execute our business depends upon our ability to generate additional cash from investment proceeds and sales from operations. If we are unable to raise the necessary funds, we will have to modify our current business. In addition, we may not be able to attract enough guests to generate positive income from operations, which may require us to modify our business plan to address our liquidity needs.

Our historical operating expenses and cash needs are not indicative of our current planned operations, as we continue to develop our eatertainment concept and focus on sales, marketing, and operations.  We will require substantially more cash to operate depending upon how quickly we open additional entertainment facilities and the sales volume at those entertainment facilities.  However, if funding is not obtained and sales do not generate sufficient cash flow, we will adjust our strategy accordingly.

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

As described in further detail elsewhere on this Quarterly Report on Form 10-Q, we raised $3,150,000 on our previous convertible debt offerings and have raised an additional $125,000 through our Series 2017 Notes to address our historical liquidity concerns. Our Series 2017 Notes offering is approved for subscriptions up to $5,000,000. We will also need to obtain additional financing, which may come from the public equity markets or through private placement offerings. There can be no assurance as to the availability or terms upon which such financing and capital might be available, if at all.

Cash Flows from Operating Activities

Cash used in operating activities was $903,280 and $1,491,362 for the six months ended June 30, 2017 and 2016, respectively. Cash used in operating activities for six months ended June 30, 2017 included a net loss of ($1,453,071) and net non-cash items of $117,844, partially offset by net cash provided by the change in operating assets and liabilities of $667,635. Cash used in operating activities for the comparable period last year included net loss of ($2,421,494) offset by non-cash items of $381,713 and the net change in operating assets and liabilities of $548,419. The non-cash items primarily reflected depreciation, amortization of deferred rent, amortization of equity awards and warrants, and stock-based compensation.  The net changes in operating assets and liabilities were primarily related to changes in accounts payable, accrued expenses, and deferred revenue. Our operating activities will likely require additional cash in the future from sources of debt and/or equity, depending on the ability of our operations to generate positive cash flow.

Cash Flows from Investing Activities

Net cash proceeds from investing activities was $81,602 for the six months ended June 30, 2017, compared with net cash used in investing activities of $2,261,244 for the same period in fiscal 2016. Net cash proceeds for the six months ended June 30, 2017 consisted of $84,000 in proceeds from the sale of available for sale equity securities offset by $2,398 used to acquire a capital asset. Cash used for investing activities in the comparable period last year included construction-in-progress payments related to the development of our Peoria, Arizona location, which opened in June 2016.

Cash Flows from Financing Activities

Cash provided by financing activities was $827,563 and $3,225,000 for the six months ended June 30, 2017 and 2016, respectively. Financing activities for the six months ended June 30, 2017 consisted of proceeds from the sale of $125,000 in convertible notes under a private placement and proceeds of $796,000 from our secured revolving line of credit with related parties, partially offset by $93,437 in cash used for principal payments on our notes payable – other balance.  We drew $1,500,000 from the secured revolving line of credit and received proceeds of $1,725,000 from convertible notes subscriptions in the comparable period last year.

Critical Accounting Estimates and Policies

The preparation of our condensed consolidated financial statements in conformity with GAAP requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements as well as the reported expenses during the reporting periods.  We evaluate our estimates and judgments on an ongoing basis.  Actual results may differ materially from these estimates under different assumptions or conditions.

As an emerging growth company under the JOBS Act, we have elected to use the extended transition period for complying with new or revised accounting standards pursuant to Section 107(b) of the JOBS Act.  Because of this election, our condensed consolidated financial statements may not be comparable to companies that comply with public company effective dates for such new or revised standards.

While our significant accounting policies are more fully described in the notes to our June 30, 2017 and December 31, 2016 consolidated financial statements, we believe that the following accounting policies and estimates are most critical to a full understanding and evaluation of our reported financial results.

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

Deferred revenue consists of membership fees, gift card sales, and banquet event deposits received.  Membership fees are due annually and are not refundable. We recognize membership fee revenue ratably over 12 months, starting in the month the fees are received. We record gift card sales and banquet event deposits as deferred revenue and recognize sales revenue when the gift cards and banquet event deposits are utilized by our guests. We did not record gift card breakage income at June 30, 2017, as we do not have sufficient purchase and utilization history to use as a basis for a breakage policy. Banquet event deposits are generally non-refundable, although guests can re-schedule their events with sufficient notice. We expect that our guests will utilize their deposits or that we will retain any unused deposits.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our President and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the period covered by this Quarterly Report on Form 10-Q. Based on such evaluation, our President and Chief Financial Officer have concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of June 30, 2017.

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

Limitations on Effectiveness of Controls and Procedures

Our management, including our President and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls over financial reporting will prevent all error and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues, misstatements, errors, and instances of fraud, if any, within our company have been or will be prevented or detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Controls also can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls is based in part on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Projections of any evaluation of controls effectiveness to future periods are subject to risks. Over time, internal controls may become inadequate because of changes in conditions, or through the deterioration of the degree of compliance with policies or procedures.

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

MODERN ROUND ENTERTAINMENT CORPORATION

Date: August 21, 2017	By:	/s/ William R. Scheidhauer
	Name:	William R. Scheidhauer
	Title:	President and Chief Operating Officer
(Principal Executive Officer)

Date: August 21, 2017	By:	/s/ Ronald L. Miller, Jr.
	Name:	Ronald L. Miller, Jr.
	Title:	Vice President, Chief Financial Officer, and Secretary
(Principal Financial and Accounting Officer)